Form 10-Q
period 2010-11-30
EURASIA DESIGN INC.
filed 2011-01-13
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-168345

EURASIA DESIGN INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

122B E. Acapulco St.
South Padre Island, TX 78597
 (Address of principal executive offices, including zip code.)

(877) 687-1115
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [   ] NO [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of January 13, 2011.

EURASIA DESIGN INC.

FORM 10-Q
November 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EURASIA DESIGN INC.
(A Development Stage Company)

November 30, 2010

EURASIA DESIGN INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	November 30,	May 31,
	2010	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$291	$19,977
TOTAL CURRENT ASSETS	291	19,977

TOTAL ASSETS	$291	$19,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,912	$1,775
Related party payable	5,000	-

TOTAL CURRENT LIABILITIES	$6,912	$1,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	19,950	19,950
Deficit accumulated during development stage	(26,621)	(1,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,621)	18,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$291	$19,977

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF EXPENSES (unaudited)

	Three Months Ended November 30, 2010	Six Months Ended November 30, 2010	Inception (May 6, 2010) through November 30, 2010

EXPENSES
Consulting expense	$5,075	$9,771	$9,771
General and administrative	215	452	2,250
Legal and accounting	3,800	14,600	14,600

NET LOSS	$(9,090)	$(24,823)	$(26,621)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception (May 6, 2010)
	Six Months Ended	through
	November 30, 2010	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,823)	$(26,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	137	1,912
Related party payable	5,000	5,000
Net cash used in operating activities	(19,686)	(19,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	20,000
Net cash provided by financing activities	-	20,000

Net change in cash	(19,686)	291

Cash, beginning of period	19,977	-

Cash, end of period	$291	$291

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Eurasia Design Inc. ("Eurasia Design" or "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eurasia Design's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures required in Eurasia Design's fiscal 2010 financial statements have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of November 30, 2010, Eurasia Design has not generated revenues and has accumulated losses of $26,621 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of November 30, 2010, Eurasia Design Inc. has a payable to the Company's president, Mr. John Ferrone, for $5,000 that was used for payment of expenses on behalf of the Company. This amount was loaned to the Company in October 2010. The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 13, 2010, the date these financial statements were issued, and has determined that there were no subsequent events to recognize or disclose in these financial statements, except as follows:

On December 18, 2010, the Company's president, Mr. John Ferrone loaned the Company an additional $5,000 for working capital. The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

    We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations. Our primary planned business is to develop a website that will offer to the public unique furniture and accessories from Europe and Asia to retail customers at wholesale prices. We have not generated any revenues and the only operations we have engaged in is the reservation of our domain name (www.eurasiadesigninc.com) and the development of a business plan.

    Our auditors have issued a going concern opinion with respect to our annual financial statements for the period ended May 31, 2010. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise additional cash to implement our planned operations.

    To meet our need for cash we will attempt to raise money from a public offering. We cannot guarantee that once we begin our planned operations we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

    Our specific goal is to profitably sell products on our Internet website to the public. We intend to accomplish the foregoing by the following milestones:

    1. September 2010 - February 2011. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have closed the offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

    2. March 2011 - April 2011. Establish an office. We will establish an office to maintain the website and database. This will include physical office space, computer equipment, telephones and other assets as required to maintain the operations. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

    3. May 2011 - June 2011. Retain a website developer to create a website to promote our products. We expect to spend $2,000 to $5,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

    4. July 2011 - September 2011. Marketing and advertising will be focused on promoting our website and products. The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $1,000 and $5,000.

    The above mentioned milestones and the timelines they contain are dependent the availability of our sole officer and director. John Ferrone is entirely responsible for our day-to-day operations. Establishing an office will take time as Mr. Ferrone will need to locate an appropriate facility as well as make arrangements for telephone and other communication lines to be established and office supplies procured. Once the office is fully operational, Mr. Ferrone can then turn his attention to retaining a web developer.

    We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products.

    If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

    On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. ECS is a non-affiliated third party that provides administrative support for the day-to-day operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and providing EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon effectiveness of Eurasia Design's registration statement, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

Limited operating history; need for additional capital

    There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

    To meet our need for cash we will attempt to raise money from a public offering. We cannot guarantee that once we begin operations we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up our working capital and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

    We are seeking equity financing to provide for the capital required to implement our operations. Equity financing could result in additional dilution to our existing stockholder.

Results of operations

From Inception on May 6, 2010 to November 30, 2010.

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared the business plan included in our registration statement. We have reserved the domain name "www.eurasiadesigninc.com." Our net loss since inception is $26,621 comprised of legal, accounting, consulting and other general and administrative expenses that include bank services charges, telephone expenses and incorporation fees. We have not started our proposed business operations and will not do so until we have completed our initial public offering.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $20,000.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

    As of November 30, 2010, our total assets were $291 consisting entirely of cash and our total liabilities were $6,912 comprised of accounts payable and a related party payable.

    On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. ECS is a non-affiliated third party that provides administrative support for the day-to-day operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon effectiveness, of our registration statement, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T(a).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On November 5, 2010, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-168345) allowing us to sell 3,000,000 shares of common stock minimum, 6,000,000 shares of common stock maximum at a fixed offering price of $0.01 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock or raised any funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/28/2010	3.1

3.2	Bylaws.	S-1	7/28/2010	3.2

4.1	Specimen Stock Certificate.	S-1	7/28/2010	4.1

10.1	Consulting Agreement.	S-1	7/28/2010	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	7/28/2010	99.1

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January, 2011.

EURASIA DESIGN INC.

BY: JOHN FERRONE
John Ferrone, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/28/2010	3.1

3.2	Bylaws.	S-1	7/28/2010	3.2

4.1	Specimen Stock Certificate.	S-1	7/28/2010	4.1

10.1	Consulting Agreement.	S-1	7/28/2010	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	7/28/2010	99.1

 Print PDF Version