Form 10-Q
period 2011-02-28
EURASIA DESIGN INC.
filed 2011-04-14
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2011

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
YES [   ]     NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of April 13, 2011.

EURASIA DESIGN INC.

FORM 10-Q
February 28, 2011
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EURASIA DESIGN INC.
(A Development Stage Company)
February 28, 2011

EURASIA DESIGN INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	February 28,	May 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,707	$19,977
TOTAL CURRENT ASSETS	22,707	19,977

TOTAL ASSETS	$22,707	$19,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,040	$1,775
Related party payable	9,982	-

TOTAL CURRENT LIABILITIES	$11,022	$1,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 and 5,000,000 shares issued and outstanding	80	50
Additional paid-in capital	49,920	19,950
Deficit accumulated during development stage	(38,315)	(1,798)
TOTAL STOCKHOLDERS' EQUITY	11,685	18,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,707	$19,977

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF EXPENSES (unaudited)

	Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011	Inception (May 6, 2010) through February 28, 2011

EXPENSES
Consulting expense	$5,279	$15,050	$15,050
General and administrative	2,315	2,767	4,565
Legal and accounting	4,100	18,700	18,700

NET LOSS	$(11,694)	$(36,517)	$(38,315)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,219,780	5,110,294

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception (May 6, 2010)
	Nine Months Ended	through
	February 28, 2011	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,517)	$(38,315)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(735)	1,040
Net cash used in operating activities	(37,252)	(37,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	30,000	50,000
Related party payable	9,982	9,982
Net cash provided by financing activities	39,982	59,982

Net change in cash	2,730	22,707

Cash, beginning of period	19,977	-

Cash, end of period	$22,707	$22,707

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Eurasia Design Inc. ("Eurasia Design" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eurasia Design's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures required in Eurasia Design's fiscal 2010 financial statements have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of February 28, 2011, Eurasia Design has not generated revenues and has accumulated losses of $38,315 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of February 28, 2011, Eurasia Design Inc. has a payable to the Company's president, Mr. John Ferrone, for $9,982 that was used for payment of expenses on behalf of the Company. These amounts were loaned to the Company in October and December 2010. The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.     STOCKHOLDERS' EQUITY

During the quarter ended February 28, 2011, Eurasia Design Inc. issued 3,000,000 share of common stock to investors for total proceeds for $30,000 in its public offering.

NOTE 5.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

    To partially meet our immediate need for cash we raised $30,000 from a public offering. Even though we raised our minimum of $30,000 we cannot guarantee that once we begin our planned operations we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

    Our specific goal is to profitably sell products on our Internet website to the public. We intend to accomplish the foregoing by the following milestones:

    1. April 2011 - May 2011. Establish an office. We will establish an office to maintain the website and database. This will include physical office space, computer equipment, telephones and other assets as required to maintain the operations. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

    2. June 2011 - September 2011. Retain a website developer to create a website to promote our products. We expect to spend $2,000 to $5,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

    3. October 2011 - March 2012. Marketing and advertising will be focused on promoting our website and products. The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $1,000 and $5,000.

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

    On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. ECS is a non-affiliated third party that provides administrative support for the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and providing EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon effectiveness of Eurasia Design's registration statement, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

Limited operating history

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

Results of operations

From Inception on May 6, 2010 through February 28, 2011.

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared the business plan included in our registration statement. We have reserved the domain name "www.eurasiadesigninc.com." Our net loss since inception is $38,315 comprised of legal, accounting, consulting and other general and administrative expenses that include bank services charges, telephone expenses and incorporation fees.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    At inception we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. The 5,000,000 shares of common stock were issued to our sole officer and director for $20,000 of cash proceeds.

    On January 27, 2011, we completed our public offering by issuing 3,000,000 shares of common stock at $0.01 per share and raised $30,000 of cash proceeds.

    As of February 28, 2011, our total assets were $22,707 consisting entirely of cash and our total liabilities were $11,022 comprised of accounts payable and a related party payable.

    On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. ECS is a non-affiliated third party that provides administrative support for the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon effectiveness, of our registration statement, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

    To partially meet our immediate need for cash we raised $30,000 from a public offering. Even though we raised our minimum of $30,000 we cannot guarantee that once we begin our planned operations we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

    The accompanying financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of February 28, 2011, Eurasia Design has not generated revenues and has accumulated losses of $38,315 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design's ability to continue as a going concern.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On November 5, 2010, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-168345) allowing us to sell 3,000,000 shares of common stock minimum, 6,000,000 shares of common stock maximum at a fixed offering price of $0.01 per share. There is no underwriter involved in our public offering. On January 27, 2011, we completed our public offering by issuing 3,000,000 shares of common stock and raising $30,000. Since completing our public offering, we have spent the proceeds as follows:

Consulting fees	$5,279
General and administrative	2,315
Legal and accounting	$4,100
Total	$11,694

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2011.

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