Form 10-Q/A
period 2010-11-30
EURASIA DESIGN INC.
filed 2011-05-05
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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
YES [ X ] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of May 4, 2011.

EXPLANATORY PARAGRAPH

    This amendment is being filed to reflect we are a Shell Company.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2011.

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