Form 10-K
period 2011-05-31
EURASIA DESIGN INC.
filed 2011-09-07
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011

OR

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUIRITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-168345

EURASIA DESIGN INC.
(Exact name of registrant as specified in its charter)

NEVADA	01-0961505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122B E. Acapulco St.
South Padre Island, TX 78597
(Address of principal executive offices, including zip code.)

1-888-534-5869
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2011 is $0.00.

As of September 6, 2011, the registrant had 8,000,000 shares issued and outstanding.

PART I

General

            We were incorporated in the State of Nevada on May 6, 2010. Upon completion of our website (www.eurasiadesigninc.com), we will offer to the public unique furniture and accessories from Europe and Asia to retail customers at wholesale prices.  We have not generated any revenues and the only operations we have engaged in are the reservation of the domain name (www.eurasiadesigninc.com) and the development of a business plan.

            We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change.

            We have not begun operations.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

            We have no plans or intentions to be acquired or to merge with an operating company, nor does our stockholder, have plans to enter into a change of control or similar transaction or to change our management.

Products

            Our principal business objective is to offer to the public unique furniture and accessories from Europe and Asia to retail customers at wholesale prices.  It is the opinion of our sole officer and director that our target market and likely purchaser of our products will primarily be individuals with discretionary income but limited time to seek our truly unique products.

            The products we intend to promote will be selected by our sole officer and director, John Ferrone.

Website

            We intend to create and maintain a website which will provide the following services and products: e-mail forwarding, e-mailing aliasing, auto responder, front page support, shopping cart, secure transactions signio support, and macromedia flash.   Since we raised the minimum funds from our offering, we will engage a web developer to design a simple splash page with a tab to showcase our products and a tab to contact us. If we are able to secure additional funding, we will add additional tabs and pages to enhance the site to include one-click checkout, linking of product details and specifications and customer review tabs of the products. The foregoing will allow us to make retail sales of interior decor, promote our products in an attractive fashion, and communicate with our customers on-line.

            The website is intended to be a destination site for individuals interested in home furnishings.  The site will offer a large array of products and, by becoming a “one-stop shopping” destination, will significantly enhance the efficiency of the purchasing process while simultaneously reducing the time and cost of finding reasonably priced home furnishings products.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website.

            We believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of our website. Although, we will be using a 128-bit encoding encryption for our website transactions, there is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in May 2010. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of home furnishing products.

            The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

            We have not located a web developer at this time. We anticipate that our president will interview and choose a local web developer in the South Padre Island area ..

Convenient Shopping Experience

            Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores.  We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments.

Customer Service

            We intend to provide a customer service department via email where consumers can resolve order and product questions which will be handled initially by our president, John Ferrone, until the we are profitable enough to hire employees. Furthermore, we will ensure consumer satisfaction by offering a money back guarantee. There is, however, no assurance that we will ever be profitable.

Online Retail Store

            We intend to design our Internet store to be a place for individual consumers to purchase our products online.

Shopping at our Online Store

            Our online store will be located at www.eurasiadesigninc.com.   We believe that the sale of home décor products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing.  Key features of our online store will include:

Browsing

            Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection.  By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

            To purchase products, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store.  To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

            To pay for orders, a consumer must use a credit card, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store will use security such as the 128-bit encoding encryption technology that works with the most common Internet browsers and is required by United States regulations.

            We intend to offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer.  After thirty days, we will not refund any money to a customer. The customer is responsible for paying for the return shipping fees. They will return the item directly to us and we will return them to our supplier in accordance with their return policies. If the return falls outside of an acceptable timetable for a full refund on the returned purchase by our supplier, we will incur the expense and reflect such in our financial statements.

Source of Products

            We intend to purchase products from manufacturers and distributors in Europe and Asia.   A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, will be used to acquire the product from the manufacturer or distributor.  Mark-ups on new products range from 15% to 200%.  The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities. The way we will determine our pricing structure will all depend on what the supplier and manufacturer is selling the product for. On smaller and lower cost products, our mark-ups would most likely be higher and on the more expensive products, they will be lower. It all depends on the prices we negotiate with our suppliers.

            We intend to source out and negotiate with manufacturers and distributors to offer their products for sale on our website either directly or via a direct link to their websites.  In addition, we intend to locate and negotiate relationships with some manufacturers and distributors to offer their products on a more exclusive basis.

            We intend to locate manufacturers through attending numerous trade shows and exhibitions operating throughout Asia and Europe. There are many manufacturers and suppliers offering a wide assortment of products to meet our customers wants and needs. One that we will be attending is the i-saloni exhibitions in Italy which covers a net display area of over 230,000 square meters and is held at the Milan Fairgrounds in Rho. The events showcase products manufactured by more than 2,500 of the most dynamic and creative firms operating on the international market, and attract over 270,000 trade visitors. This exhibition also operates out of New York in May. In China, there is the import and export trade show called Canton Fair which is held twice a year in Spring and Autumn. It is China's largest trade fair. Both of these fairs showcase smaller and larger manufacturers. There are newer suppliers as well as more established manufacturer base to draw from.

Revenue

            We intend to generate revenue from four sources on the website:

1.         Revenues will be generated from the direct sale of products to customers.  We will order products on behalf of our customers directly from our suppliers.  At the time we are receiving an order from a customer, we will order the product from the supplier.  That way we avoid having to carry any inventory that can be costly and become obsolete.  We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

2.         Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with.  Our customers would link to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that result in sales;

3.         We plan to offer banner advertising on our website for new manufacturers hoping to launch new products; and

4.         Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell “premium shelf space” or priority placement on the opening page of our website.

            We intend to develop and maintain a database of all current customers and suppliers.  We also intend to develop and launch an advertising campaign to introduce our website to potential customers.

Database

            We intend to develop a database to gather information regarding our customers and suppliers. This database will categorize all our customers, customers that bought from us, potential customers that have browsed our website, and potential customers from our planned source of e-mail and direct mail. We will also have a database of suppliers we deal with. This will record the suppliers we bought from, returned products to, exchanged products with, and a daily, monthly, and yearly dollar value of what was purchased from the supplier. Having this database in place will help keep our business organized and will help us identify and target clients.

Competition

            The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future.  Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

             There are many companies offering the same services as we intend to offer.  Upon initiating our website operations, we will be competing with the foregoing.

Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established distributors of the products we intend to offer with records of success will attract qualified clients away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and product selection.  In order to achieve this, we will offer lower mark-ups on our products until we have built up our client base to increase our profit margin. We intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers.

Marketing

We raised the minimum from our initial offering which will provide us with opportunities to advertise locally through e-mail flyers, local newspapers, and the telephone directory. As we start generating more income, we will expand our marketing plan to highway billboards, bus and bus station billboards across the United States. Direct mail advertising will be in the form of printed flyers that will be dropped off in high traffic areas where there will be a large volume of individuals looking for our products, such apartment buildings, condominiums, and townhomes within the South Padre Island area. As future business income increases, we will expand across Texas and eventually include the entire United States as much as is financially possible. For our e-mail marketing addresses, we plan on hiring an e-mail marketer that will sell us an e-mail distribution list for $15.00 for 500 contacts or up to 25,000 contacts for $150 per month. We will choose the amount of contacts based on the amount of cash we have on hand.

Insurance

            We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Vendor Relationships

            We hope to develop a strong relationship with our vendors through repeated use and mutually financially advantageous contracts.  As of date of this annual report, we have not developed any vendor relationships but intend to do so in the near future.  There is no assurance, however, that we will develop any vendor relationships

Employees; Identification of Certain Significant Employees.

            We are a development stage company and currently have no employees, other than our sole officer and director.  We intend to hire additional employees on an as needed basis.

Offices

            Our principal executive office is located at 122B Acapulco Street, South Padre Island, Texas 78597.  Our telephone number is (877) 687-1115 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office is located in the home of our president, John Ferrone.

Government Regulation

            We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

            We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

            In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.   Currently, we are qualified to do business in Nevada.  Other than Nevada, we do not believe we will have to qualify to do business in any other jurisdiction.

            In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $125 and pay a licensing fee of $200 per year.  Nevada has no corporate income taxes.

            Other than the foregoing, no governmental approval is needed for the sale of our products in the United States or the State of Nevada.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our principal executive office is located at 122B Acapulco Street, South Padre Island, Texas 78597.

ITEM 3.          LEGAL PROCEEDINGS

We are not presently a party to any litigation.

PART II

ITEM 5.          MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board.  However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

            On May 31, 2011, we had 41 shareholders of record of our common stock. As of May 31, 2011, the number of outstanding shares of our common stock was 8,000,000.

Status of Our Public Offering

On November 5, 2010, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-168345) allowing us to sell 3,000,000 shares of common stock minimum, 6,000,000 shares of common stock maximum, at a fixed offering price of $0.01 per share. There was no underwriter involved in our public offering. On January 27, 2011, we completed our public offering by issuing 3,000,000 shares of common stock and raising $30,000.  As of the date of this report, all of the funds from our offering have been used.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion with respect to our annual financial statements for the year ended May 31, 2011. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise additional cash to implement our planned operations.

            To partially meet our immediate need for cash we raised $30,000 from a public offering.   Even though we raised our minimum of $30,000, we cannot guarantee that once we begin our planned operations, we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

            Our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following milestones:

            1.   September 2011 – December 2011. Retain a website developer to create a website to promote our products.  We expect to spend $2,000 to $5,000 for the website, which will include graphics and links from our site.   We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

            2.    January 2012 – August 2012. Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources, such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort, but the initial cost of developing the campaign is estimated to cost between $1,000 and $5,000.

            The above mentioned milestones and the timelines they contain are dependent the availability of our sole officer and director, John Ferrone.  Mr. Ferrone is entirely responsible for our day-to-day operations. Establishing an office will take time as Mr. Ferrone will need to locate an appropriate facility as well as make arrangements for telephone and other communication lines to be established and office supplies procured. Once the office is fully operational, Mr. Ferrone can then turn his attention to retaining a web developer.

            We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website.  This will happen once we negotiate agreements with one or two suppliers of products.

            If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

            On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS is a non-affiliated third party that provides administrative support for the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and providing EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC.  Upon effectiveness of our registration statement, ECS has continued to provide administrative and compliance support, especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

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

Results of operations

From Inception on May 6, 2010 through May 31, 2010 and for the Year ended May 31, 2011.

            During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared a business plan.  We have reserved the domain name “www.eurasiadesigninc.com.”  Our net loss since inception is $47,674, of which $45,875 was incurred during the year ending May 31, 2011 and is comprised of legal, accounting, consulting and other general and administrative expenses, including bank services charges, telephone expenses and incorporation fees.

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

            As of May 31, 2011, our total assets were $12,361 consisting entirely of cash, and our total liabilities were $10,035, comprised of accounts and related party payables.

            On May 1, 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS is a non-affiliated third party that provides administrative support for the Company. Administrative duties include maintaining compliance with regulatory agencies such as the Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, bookkeeping, and EDGAR filing services. Additionally, ECS acts as liaison between our president and auditor, legal counsel, transfer agent, registered agent and the SEC.  Upon effectiveness, of our registration statement, ECS has continued to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

To partially meet our immediate need for cash, we raised $30,000 from a public offering.   Even though we raised our minimum of $30,000, we cannot guarantee that once we begin our planned operations, we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources of cash, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

The accompanying financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for at least the next twelve months. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of May 31, 2011, Eurasia Design has not generated revenues and has accumulated losses of $47,674 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eurasia Design Inc.
(A Development Stage Company)

May 31, 2011

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statement of Stockholders’ Equity	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eurasia Design Inc.

(A Development Stage Company)

South Padre Island, Texas

We have audited the accompanying balance sheets of Eurasia Design Inc. (A Development Stage Company) (the “Company”) as of May 31, 2011 and 2010, and the related statements of expenses, stockholder’s equity and cash flows for the year ended May 31, 2011, the period from May 6, 2010 (inception) to May 31, 2010, and the period from May 6, 2010 (inception) to May 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Design Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, the period from May 6, 2010 (inception) to May 31, 2010, and the period from May 6, 2010 (inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Eurasia Design Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Eurasia Design Inc. has not generated revenues and has accumulated losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

September 7, 2011

EURASIA DESIGN INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,361	$19,977
TOTAL CURRENT ASSETS	12,361	19,977

TOTAL ASSETS	$12,361	$19,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53	$1,775
Related party payable	9,982	-

TOTAL CURRENT LIABILITIES	$10,035	$1,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 and 5,000,000 shares issued and outstanding	80	50
Additional paid-in capital	49,920	19,950
Deficit accumulated during development stage	(47,674)	(1,798)
TOTAL STOCKHOLDERS' EQUITY	2,326	18,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,361	$19,977

The accompanying notes are an integral part of these financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF EXPENSES

	For the Year Ended	Inception (May 6, 2010) through	Inception (May 6, 2010) through
	May 31, 2011	May 31, 2010	May 31, 2011

EXPENSES
Consulting expense	$19,974	$-	$19,974
General and administrative	3,602	1,798	5,400
Legal and accounting	22,300	-	22,300

NET LOSS	$(45,876)	$(1,798)	$(47,674)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,027,397	5,000,000

The accompanying notes are an integral part of these financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
Statement of Stockholder's Equity
For the period from May 6, 2010 (inception) to May 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholder’s Equity
	Shares	Amount	Capital	Stage

Stock issued for cash on May 6,
2010 at $0.004 per share	5,000,000	$50	$19,950	$-	$20,000

Net loss for the period ended
May 31, 2010	-	$-	$-	$(1,798)	$(1,798)

Balance, May 31, 2010	5,000,000	$50	$19,950	$(1,798)	$18,202

Stock issued for cash on
January 27, 2011 at $0.01 per share	3,000,000	30	$29,970	$-	$30,000

Net loss for the year ended
May 31, 2011	-	$-	$-	$(45,876)	$(45,876)

Balance, May 31, 2011	8,000,000	$80	$49,920	$(47,674)	$2,326

The accompanying notes are an integral part of these financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Year Ended	Inception (May 6, 2010) through		Inception (May 6, 2010) through
		May 31, 2011	May 31, 2010		May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(45,876)	$(1,798)		$(47,674)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts payable		(1,722)	1,775		53
Net cash used in operating activities		(47,598)	(23)		(47,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party		9,982	-		9,982
Proceeds from issuance of common stock		30,000	20,000		50,000
Net cash provided by financing activities		39,982	20,000		59,982

Net change in cash		(7,616)	19,977		12,361

Cash, beginning of period		19,977	-		-

Cash, end of period		$12,361	$19,977		$12,361

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	- -	$-	$	- -
Income taxes paid	$		$-	$

The accompanying notes are an integral part of these financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements

As of May 31, 2011

NOTE 1. - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Eurasia Design Inc. (referred to as the “Company,” “Eurasia” or “Eurasia Design”) was incorporated in Nevada on May 6, 2010, for the purpose of distributing home furnishing products via the internet.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock.  For all periods presented, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. Eurasia Design considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes:  Eurasia uses the liability method to account for income taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. A valuation allowance is established for any portion of the deferred tax asset that will likely not be realized.

Recently Issued Accounting Pronouncements. Eurasia Design does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia will continue to meet its obligations and continue its operations for the next twelve months. As of May 31, 2011, Eurasia has not generated revenues and has accumulated losses of $47,674 since inception. As of the date of this annual report, Eurasia has not commenced operations.

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements

As of May 31, 2011

The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Eurasia’s ability to continue as a going concern. The continuation of Eurasia as a going concern is dependent upon financial support from its stockholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia be unable to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of May 31, 2011, Eurasia Design Inc. has a payable to the Company’s president, Mr. John Ferrone, for $9,982 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in October and December 2010.  The amount is due on demand, has no terms of repayment, is unsecured and bears no interest.

NOTE 4. - STOCKHOLDER’S EQUITY

On May 6, 2010, Eurasia issued 5,000,000 common shares to its president at $0.004 per share for $20,000 cash.

During the year ended May 31, 2011, Eurasia issued 3,000,000 shares of common stock for total cash proceeds of $30,000.

NOTE 5. - INCOME TAXES

Since inception, Eurasia incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $47,674 at May 31, 2011, and will begin to expire in the year 2030.  There were no significant temporary differences between financial statement income and taxable income for the periods presented.

At May 31, 2011, deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets – net operating loss carry-forward	$16,686	$270
Less: valuation allowance	(16,686)	(270)
Net deferred tax asset	$-	$-

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements

As of May 31, 2011

NOTE 6.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined that there were no significant or material subsequent events to recognize or disclose in these financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for all periods included in this annual report have been audited by GBH CPAs, PC, as set forth in this annual report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Certifications of our Chief Executive Officer and the Chief Financial Officer are filed as exhibits to this Annual Report on Form 10-K. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). Item 9A of this annual report on Form 10-K, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated

Framework. Based on our assessment, as of May 31, 2011, the Company's internal control over financial reporting were ineffective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Ferrone 122B E. Acapulco St. South Padre Island, Texas 78597	61	president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.

The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

            Since our inception on May 6, 2010, John Ferrone has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. From January 2000 to present Mr. Ferrone was the owner of Cactus John Books which is a publishing company owing rights to Cactus John Children books (www.cactusjohnbooks.com). Cactus John Books is a set of 3 children picture books. In October, 2003 to present Mr. Ferrone established and currently still owns Southern Wave Sailing Charters which operates out of South Padre Island. From March 1994 to January 2000, Mr. Ferrone was the president of Velero Pacifico Sa. de CV. which is a yacht charter business based out of Mexico. Velero Pacifico also owned Wencho's Beach Club in Acapulco, a beach club on concession land with 500 feet of frontage on Acapulco Bay. The Wencho beach club business was sold to the concession owner when the lease expired in October of 1998. Velaro Pacifico continued the yacht charter business and Mr. Ferrone continued on as president until January 2000 when the company was wound down.

            During the past ten years, Mr. Ferrone has not been the subject of the following events:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. Ferrone is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since he founded and organized our company. Mr. Ferrone is our only “promoter”.   On May 6, 2010, we issued 5,000,000 shares of common stock as restricted securities to John Ferrone, our sole officer and director, in consideration of $0.004 per share or a total of $20,000.  Mr. Ferrone has not received and is not entitled to receive any additional consideration for his services as our promoter.

Conflicts of Interest

There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 14.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 99.2 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

            As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2011 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officer.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John Ferrone	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have no employment agreement with of our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

John Ferrone	2011	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership
John Ferrone 122B E. Acapulco St. South Padre Island, Texas 78597	5,000,000	62.50%

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Ferrone is the only "promoter" of our company.

Future sales by existing stockholders

            A total of 5,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company is not a shell company when the shares were issued or prior thereto. A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations. Accordingly, Mr. Ferrone, our sole officer and director, may not resell his shares under Rule 144 of the Act for a period of one year from the date we are no longer a shell company and have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 41 holders of record for our common stock.

ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

            In May 2010, we issued a total of 5,000,000 shares of restricted common stock to John Ferrone, our sole officer and director in consideration of $20,000.

            Our office is located in the home of our president, John Ferrone. He uses a portion of his home for our office on a rent-free basis.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended May 31, 2011 and 2010, we were billed approximately $13,300 and $-0- for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit Related Fees

            None.

Tax Fees

            None.

All Other Fees

            None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	07/28/10	3.1

3.2	Bylaws.	S-1	07/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	07/28/10	4.1

14.1	Code of Ethics.	10-K		14.1	X

10.1	Consulting Agreement	S-1	07/28/10	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	07/28/10	99.1

99.2	Audit Committee Charter.	10-K		99.2	X

99.3	Disclosure Committee Charter.	10-K		99.3	X

SIGNATURES

            Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in South Padre Island, Texas, on this 7th day of September, 2011.

EURASIA DESIGN INC.

BY:	JOHN FERRONE
John Ferrone, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JOHN FERRONE	President, Principal Executive Officer, Treasurer,	September 7, 2011
John Ferrone	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	07/28/10	3.1

3.2	Bylaws.	S-1	07/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	07/28/10	4.1

14.1	Code of Ethics.	10-K		14.1	X

10.1	Consulting Agreement	S-1	07/28/10	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	07/28/10	99.1

99.2	Audit Committee Charter.	10-K		99.2	X

99.3	Disclosure Committee Charter.	10-K		99.3	X