Form 10-Q
period 2011-08-31
EURASIA DESIGN INC.
filed 2011-10-12
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2011

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
YES [ X ]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [x]  NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,000 as of October 10, 2011.

EURASIA DESIGN INC.

FORM 10-Q

August 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

 ITEM 1.         FINANCIAL STATEMENTS

EURASIA DESIGN INC.
(A Development Stage Company)

August 31, 2011

EURASIA DESIGN INC. (A Development Stage Company) BALANCE SHEETS (unaudited)

	August 31, 2011	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$5,181	$12,361
TOTAL CURRENT ASSETS	5,181	12,361

TOTAL ASSETS	$5,181	$12,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$675	$53
Related party payable	9,982	9,982

TOTAL CURRENT LIABILITIES	$10,657	$10,035

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 shares issued and outstanding	80	80
Additional paid-in capital	49,920	49,920
Deficit accumulated during development stage	(55,476)	(47,674)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,476)	2,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,181	$12,361

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF EXPENSES (unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Inception (May 6, 2010) through August 31, 2011

EXPENSES
Consulting expense	$2,000	$4,696	$21,974
General and administrative	202	237	5,602
Legal and accounting	5,600	10,800	27,900

NET LOSS	$(7,802)	$(15,733)	$(55,476)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Inception (May 6, 2010) through August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,802)	$(15,733)	$(55,476)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	-	-
Accounts payable	622	(1,475)	675
Net cash used in operating activities	(7,180)	(17,208)	(54,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	9,982
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	59,982

Net change in cash	(7,180)	(17,208)	5,181

Cash, beginning of period	12,631	19,977	-

Cash, end of period	$5,181	$2,769	$5,181

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements

(unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Eurasia Design Inc. (“Eurasia Design” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eurasia Design’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in Eurasia Design’s fiscal 2011 financial statements have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of August 31, 2011, Eurasia Design has not generated revenues and has accumulated losses of $55,476 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of August 31, 2011, Eurasia Design Inc. has a payable to the Company’s president, Mr. John Ferrone, for $9,982 that was used for payment of Company expenses.  These amounts were loaned to the Company in October and December 2010.  The amount is due on demand, has no terms of repayment, is unsecured, and bears no interest.

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

            To partially meet our immediate need for cash we raised $30,000 from a public offering in January 2011.   Even though we raised our minimum of $30,000, we cannot guarantee that once we begin our planned operations, we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

            The above mentioned milestones and the timelines they contain are dependent upon the availability of our sole officer and director, John Ferrone.  Mr. Ferrone is entirely responsible for our day-to-day operations. Establishing an office will take time as Mr. Ferrone will need to locate an appropriate facility as well as make arrangements for telephone and other communication lines to be established and office supplies procured. Once the office is fully operational, Mr. Ferrone can then turn his attention to retaining a web developer.

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

Results of operations

From Inception on May 6, 2010 through the period ended August 31, 2011.

            During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared a business plan.  We have reserved the domain name “www.eurasiadesigninc.com.”  Our net loss since inception is $55,476, of which $27,900 is comprised of legal and accounting fees, $21,975 is for consulting fees and $5,601 is for other general and administrative expenses, including bank services charges, telephone expenses and incorporation fees.

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

            As of August 31, 2011, our total assets were $5,181 consisting entirely of cash, and our total liabilities were $10,657, comprised of accounts and related party payables.

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

The accompanying financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for at least the next twelve months. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of August 31, 2011, Eurasia Design has not generated revenues and has accumulated losses of $55,476 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

            There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

None.

 ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	7/28/2010	3.1

3.2	Bylaws	S-1	7/28/2010	3.2

4.1	Specimen Stock Certificate	S-1	7/28/2010	4.1

10.1	Consulting Agreement	S-1	7/28/2010	10.1

14.1	Code of Ethics	10-K	09/07/2011	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Subscription Agreement	S-1	7/28/2010	99.1

99.2	Audit Committee Charter	10-K	09/07/2011	99.2

99.3	Disclosure Committee Charter	10-K	09/07/2011	99.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of October, 2011.

EURASIA DESING INC.

BY:     JOHN FERRONE
            John Ferrone, President, Principal Executive
            Officer, Treasurer, Principal Financial Officer,
            Principal Accounting Officer and sole member of
            the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	7/28/2010	3.1

3.2	Bylaws	S-1	7/28/2010	3.2

4.1	Specimen Stock Certificate	S-1	7/28/2010	4.1

10.1	Consulting Agreement	S-1	7/28/2010	10.1

14.1	Code of Ethics	10-K	09/07/2011	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Subscription Agreement	S-1	7/28/2010	99.1

99.2	Audit Committee Charter	10-K	09/07/2011	99.2

99.3	Disclosure Committee Charter	10-K	09/07/2011	99.3

'