Form 10-Q
period 2012-01-17
EURASIA DESIGN INC.
filed 2012-01-17
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-54499

EURASIA DESIGN INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

122B E. Acapulco St.
South Padre Island, TX 78597
 (Address of principal executive offices, including zip code.)

(877) 687-1115

telephone number, including area code)

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
YES [   ]   NO [X]

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
YES [x]  NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,000 as of January 12, 2012.

EURASIA DESIGN INC.

FORM 10-Q

November 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

EURASIA DESIGN INC.
(A Development Stage Company)

November 30, 2011

EURASIA DESIGN INC. (A Development Stage Company) BALANCE SHEETS (unaudited)
	November 30, 2011	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$2,242	$12,361
TOTAL CURRENT ASSETS	2,242	12,361

TOTAL ASSETS	$2,242	$12,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$600	$53
Related party payable	13,982	9,982

TOTAL CURRENT LIABILITIES	$14,582	$10,035

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 shares issued and outstanding	80	80
Additional paid-in capital	49,920	49,920
Deficit accumulated during development stage	(62,340)	(47,674)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,340)	2,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,242	$12,361

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)
		Three Months Ended November 30				Six Months Ended November 30		Inception (May 6, 2010) through November 30,
		2011		2010		2011	2010	2011

EXPENSES
Consulting expense		$2,722		$5,075		$4,722	$9,771	$24,696
General and administrative		3,242		215		3,444	452	8,844
Legal and accounting		900		3,800		6,500	14,600	28,800

NET LOSS	$	(6,864)	$	(9,090)	$	(14,666)	$(2 4,823)	$(62,340)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(0.00)		$(0.00)		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		8,000,000		5,000,000		8,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended November 30		Inception (May 6, 2010) through November 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,666)	$(24,823)	$(62,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	547	137	600
Net cash used in operating activities	(14,119)	(24,686)	(61,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,000	5,000	13,982
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	4,000	5,000	63,982

Net change in cash	(10,119)	(19,686)	2,242

Cash, beginning of period	12,361	19,977	-

Cash, end of period	$2,242	$291	$2,242

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of November 30, 2011, Eurasia Design has not generated revenues and has accumulated losses of $62,340 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of November 30, 2011, Eurasia Design Inc. has a payable to the Company’s president, Mr. John Ferrone, for $13,982 that was used for payment of Company expenses.  These amounts were loaned to the Company in October and December 2010 and October 2011.  The amount is due on demand, has no terms of repayment, is unsecured, and bears no interest.

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

            To partially meet our immediate need for cash , we raised $30,000 from a public offering in January 2011.   Even though we raised our minimum of $30,000, we cannot guarantee that once we begin our planned operations, we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

            Our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following milestones:

            1.  December 2011 – April 2012. Retain a website developer to create a website to promote our products.  We expect to spend $2,000 to $5,000 for the website, which will include graphics and links from our site.  We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

           2.  May 2012 – November 2012. Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources, such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort, but the initial cost of developing the campaign is estimated to cost between $1,000 and $5,000.

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

Results of operations

From Inception on May 6, 2010 through the period ended November 30, 2011.

            During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared a business plan.  We have reserved the domain name “www.eurasiadesigninc.com.”  Our net loss since inception is $62,340 , of which $28,800 is comprised of legal and accounting fees, $24,696 is for consulting fees and $8,844 is for other general and administrative expenses, including bank services charges, telephone expenses and incorporation fees.

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

            As of November 30, 2011, our total assets were $2,242 consisting entirely of cash, and our total liabilities were $14,582, comprised of accounts and related party payables.

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

The accompanying financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for at least the next twelve months. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of November 30, 2011, Eurasia Design has not generated revenues and has accumulated losses of $62,093 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January, 2012.

                                                                                    EURASIA DESIGN INC.

BY:    /s/ JOHN FERRONE
            John Ferrone, President, Principal Executive
            Officer, Treasurer, Principal Financial Officer,
            Principal Accounting Officer and sole member of
            the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document