Form 10-Q
period 2012-02-29
EURASIA DESIGN INC.
filed 2012-04-09
CIK 1497421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

YES [x]  NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,000 as of April 6, 2012.

EURASIA DESIGN INC.

FORM 10-Q

February 29, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

EURASIA DESIGN INC.
(A Development Stage Company)

February 29, 2012

EURASIA DESIGN INC. (A Development Stage Company) BALANCE SHEETS (unaudited)
	February 29, 2012	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$2,966	$12,361
TOTAL CURRENT ASSETS	2,966	12,361

TOTAL ASSETS	$2,966	$12,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,600	$53
Related party payable	19,982	9,982

TOTAL LIABILITIES	$23,582	$10,035

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 shares issued and outstanding	80	80
Additional paid-in capital	49,920	49,920
Deficit accumulated during development stage	(70,616)	(47,674)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(20,616)	2,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,966	$12,361

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Nine Months Ended		Inception (May 6, 2010) through
	February 29	February 28	February 29	February 28	February 29
	2012	2011	2012	2011	2012

EXPENSES
Consulting expense	$5,500	$5,279	$13,217	$15,050	$33,191
General and administrative	176	2,315	625	2,767	6,025
Legal and accounting	2,600	4,100	9,100	18,700	31,400

NET LOSS	$(8,276)	$(11,694)	$(22,942)	$(36,517)	$(70,616)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	5,219,780	8,000,000	5,110,294

The accompanying notes are an integral part of these unaudited financial statements.

EURASIA DESIGN INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended		Inception (May 6, 2010) through
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,942)	$(36,517)	$(70,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	3,547	(735)	3,600
Net cash used in operating activities	(19,395)	(37,252)	(67,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,000	9,982	19,982
Proceeds from issuance of common stock	-	30,000	50,000
Net cash provided by financing activities	10,000	39,982	69,982

Net change in cash	(9,395)	2,730	2,966

Cash, beginning of period	12,361	19,977	-

Cash, end of period	$2,966	$22,707	$2,966

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of February 29, 2012, Eurasia Design has not generated revenues and has accumulated losses of $70,616 since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of February 29, 2012, Eurasia Design Inc. has a payable to the Company’s president, Mr. John Ferrone, for $19,982 that was used for payment of Company expenses.  These amounts were loaned to the Company in October and December 2010 , October 2011 and January 2012.  The amount is due on demand, has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.         SUBSEQUENT EVENTS

On March 28, 2012, the Company’s president, John Ferrone loaned the Company an additional $5,500, to cover the costs of this reporting period. The loan is non interest bearing, and payable on demand.

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

            We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations. Our primary planned business is to develop a website that will offer to the public unique furniture and accessories from Europe and Asia to retail customers at wholesale prices.  We have not generated any revenues and the only operations we have engaged in is the reservation of our domain name (www.eurasiadesigninc.com) and the development of a business plan.

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

            To partially meet our immediate need for cash, we raised $30,000 from a public offering in January 2011.   Even though we raised our minimum of $30,000, we cannot guarantee that once we begin our planned operations, we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

            Our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following milestones:

            1.  March 2012 – June 2012.  Retain a website developer to create a website to promote our products.  We expect to spend $2,000 to $5,000 for the website, which will include graphics and links from our site.  We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

            2.  July 2012 – February 2013.  Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources, such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort, but the initial cost of developing the campaign is estimated to cost between $1,000 and $5,000.

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

Results of operations

From Inception on May 6, 2010 through the period ended February 29, 2012.

            During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared a business plan.  We have reserved the domain name “www.eurasiadesigninc.com.”  Our net loss since inception is $70,616  of which $31,400 is comprised of legal and accounting fees, $33,191 is for consulting fees and $6,025  is for other general and administrative expenses, including bank services charges, telephone expenses and incorporation fees.

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

            On January 27, 2011, we completed our public offering by issuing 3,000,000 shares of common stock at $0.01 per share and raised $30,000 of cash proceeds. We have spent all of the proceeds of our public offering.

            As of February 29, 2012, our total assets were $2,966 consisting entirely of cash, and our total liabilities were $23,582, comprised of accounts and related party payables.

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

The accompanying financial statements have been prepared on a going concern basis, which implies Eurasia Design will continue to meet its obligations and continue its operations for at least the next twelve months. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Eurasia Design be unable to continue as a going concern. As of February 29, 2012, Eurasia Design has not generated revenues and has accumulated losses of $70,616  since inception. The continuation of Eurasia Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Eurasia Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Eurasia Design’s ability to continue as a going concern.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.         CONTROLS AND PROCEDURES.

          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

      There were no changes in our internal control over financial reporting during the quarter ended February 29,  2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

None

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	07/28/10	3.1

3.2	Bylaws.	S-1	07/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	07/28/10	4.1

10.1	Consulting Agreement.	S-1	07/28/10	10.1
14.1	Code Of Ethics	10-K	09/07/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1	07/28/10	99.1

99.2	Audit Committee Charter	10-K	9/07/11	99.2

99.3	Disclosure Committee Charter	10-K	9/07/11	99.3

101	Interactive Data File				x
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April , 2012.

                                                                        EURASIA DESIGN INC.

BY:    /s/ JOHN FERRONE
          John Ferrone, President, Principal Executive
          Officer, Treasurer, Principal Financial Officer,
          Principal Accounting Officer and sole member of
          the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	07/28/10	3.1

3.2	Bylaws.	S-1	07/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	07/28/10	4.1

10.1	Consulting Agreement.	S-1	07/28/10	10.1
14.1	Code Of Ethics	10-K	09/07/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1	07/28/10	99.1

99.2	Audit Committee Charter	10-K	9/07/11	99.2

99.3	Disclosure Committee Charter	10-K	9/07/11	99.3

101	Interactive Data File				x
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document