Form 10-K
period 2012-05-31
EURASIA DESIGN INC.
filed 2012-08-29
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended May 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-54499

EURASIA DESIGN, INC.
(Name of small business issuer in its charter)

Nevada	01-0961505
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Quetzalcoatl 3783 Int 1, Col. Cd del Sol C.P. 45050, Zapopan, Jal., Mexico
(Address of principal executive offices)

Issuer’s telephone number: (+52) (33) 3827-0722

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $30,000 based on a share value of $0.01.

The number of shares outstanding of each of the issuer's classes of common equity, as of August 29, 2012 was 8,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EURASIA DESIGN, INC.

FORM 10-K

For the year ended May 31, 2012

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties, underlying such expectations should materialize; our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development and Summary

Eurasia Design, Inc. was incorporated in the State of Nevada on May 6, 2010.  Our prior stated business objective was to sell furniture and accessories.  We did not generate any revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources.  In July 2012, we identified an opportunity to enter into a relationship with a distributor of sports equipment and apparel conducting operations in Mexico.

On July 6, 2012, we entered into a Securities Exchange Agreement (“Agreement”) by and between Eurasia; Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation (“Prince México”); Mr. Duncan A. Forbes Mol. III (“Forbes”), a holder of the majority of our common stock; and the security holders of Prince México (“Prince Security Holders”), all of whom collectively own a majority of Prince México’s issued and outstanding common stock.

Pursuant to the terms of the Agreement, we agreed to issue 1,800,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 3,783,300 shares of our common stock, held by Mr. Forbes.

The Agreement was anticipated to become effective on upon the delivery of audited financial statements of Prince México, pursuant to paragraph 9.2 of the Agreement.  On July 11, 2012, we filed a Current Report on Form 8-K to disclose the closing of the Agreement (the “July 11 Form 8-K”).

On August 9, 2012, Salles, Sainz - Grant Thornton, S.C. (“SSGT”), the independent accounting firm engaged to audit the financial statements of Prince México for the years ended December 31, 2010 and 2011, notified Prince México and Eurasia that SSGT did not consent to the use, and inclusion, of its audit report in the July 11 Form 8-K.

As a result of the above, Prince México is unable to meet its obligations under paragraph 9.2 of the Agreement and the transactions contemplated therein cannot be consummated at this time.  Prince México and Eurasia are still attempting to close the transaction and obtaining audited financial statements for Prince México is the only remaining condition of closing not yet satisfied.  Prince México has engaged a new independent registered public accounting firm to audit its financial statements for the years ending December 31, 2010 and 2011.

The closing of the Agreement will provide us with the ownership of 100% of Prince México.  Prince México was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico, Central America and South America.  The Distribution Agreement is in effect from April 15, 2008 through December 31, 2012 and is subject to minimum purchase and advertising budget requirements.

Our administrative office is located at López Cotilla No. 829, Int. 1 Col. Americana C.P. 44160, Guadalajara, JAL, Mexico.

Our fiscal year end is May 31.

Business of Issuer

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

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

We have not located a web developer at this time. We anticipate that our president will interview and choose a local web developer in the South Padre Island area.

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

Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well-established distributors of the products we intend to offer with records of success will attract qualified clients away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and product selection.  In order to achieve this, we will offer lower mark-ups on our products until we have built up our client base to increase our profit margin. We intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers.

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

Number of total employees and number of full time employees

We are a development stage company and currently have no employees, other than our sole officer and director.  We intend to hire additional employees on an as needed basis.

Corporate Offices

We use warehouse space at López Cotilla No. 829, Int. 1 Col. Americana C.P. 44160, Guadalajara, Jalisco, Mexico.  We lease this 1,937 square foot warehouse from Ing. Lorenzo Gomez Fregoso at a rate of MEX$19,500 per month for a lease term of six months, which was effective on January 1, 2012.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.  We expect to renew our lease upon expiration.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Reports to Security Holders

1.

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A - RISK FACTORS

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

We have incurred net losses from our inception. The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We may not consummate our merger with Prince México.

We have entered into an agreement to acquire the operations of Prince México, a company engaged in selling sporting goods and apparel.  This merger is contingent upon certain terms and conditions, such as obtaining audited financial statements of the target entity and there can be no assurance the terms and conditions of the agreement can be satisfied.  In the event the merger with Prince México is unsuccessful, we have no other viable alternatives.

Even if we complete our merger with Prince México, we may not be able to successfully manage its operations.

We have entered into a merger agreement with Prince México, an exclusive distributor of Prince Sports-brand sporting goods and apparel.  Even if all terms and conditions of the merger agreement are satisfied and the merger is successfully completed, we will be required to assume the operational responsibilities for the business of Prince México.  There can be no assurance that we will successfully transition ownership, responsibilities, contractual obligations or business strategies and failure to do so would impair operations.

We have not paid any cash dividends and do not intend to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to reinvest any earnings in the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our Board of Directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock.  Any issuances of preferred stock would have priority over the common stock with respect to dividend or liquidation rights.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of common stock.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We use warehouse space at López Cotilla No. 829, Int. 1 Col. Americana C.P. 44160, Guadalajara, Jalisco, Mexico.  We lease this 1,937 square foot warehouse from Ing. Lorenzo Gomez Fregoso at a rate of MEX$19,500 per month for a lease term of six months, which was effective on January 1, 2012.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.  We expect to renew our lease upon expiration.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock is quoted on the NASD’s OTC Bulletin Board under the trading symbol “ERSD.ob.”  As of the date of this annual report, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

The shares quoted are not now, but could become subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Shares Available Under Rule 144

As of August 29, 2012, we had 8,000,000 shares of common stock outstanding.  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this annual report, Eurasia Design, Inc. has 8,000,000 shares of $0.00001 par value common stock issued and outstanding, held by approximately 33 individuals.  Our Transfer Agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, phone (702) 818-5898.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

In May 2010, we issued 5,000,000 shares of restricted common stock to John Ferrone, our founder and former officer and director in consideration of cash in the amount of $20,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Mr. Ferrone had fair access to and was in possession of all available material information about our company, as he was an officer and director of our company.  The shares bore a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Background and Recent Developments

We were originally incorporated under the laws of the State of Nevada on May 6, 2010, under the name Eurasia Design, Inc.  Our prior stated business objective was to sell furniture and accessories.  We did not generate any revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our educational supply business, we sought business opportunities with established companies and financing from third party sources.  In July 2012, we identified an opportunity to enter into a relationship with Prince México, a distributor of sports equipment and apparel conducting operations in Mexico.

We are focused exclusively on successfully consummating the Merger with Prince México.  If we are unable to effect the proposed transaction, we have limited capital resources and no saleable inventory with which to operate our furniture business.  Additionally, our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.  As such, we would require a significant infusion of cash through sales of our debt or equity securities.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Results of Operations

Revenues

We have no generated any revenues since our inception on May 6, 2010.  There can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.

Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

For the year ended May 31, 2012, we incurred operating expenses in the amount of $30,735.  Our operating expenses during the year was composed of $11,564 in legal and accounting fees and $19,171 in general and administrative expenses, of which $17,372 was paid to a related party for consulting services rendered.

In the comparable year ended May 31, 2011, we incurred operating expenses in the amount of $45,876, composed of: $22,300 in legal and accounting fees and $23,576 in general and administrative expenses, of which $19,974 was paid to a related party for consulting services.

Since our inception on May 6, 2010 through May 31, 2012, aggregate operating expenditures were $78,409.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the years ended May 31, 2012 and 2011 were $30,735 and $45,876, respectively.  Our net loss since the date of our inception through May 31, 2012 was $78,409.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

To date, we have obtained operating capital from sales of our common equity and loans from our founder.  Since our inception, we have raised a total of $50,000 in cash from sales of common stock.  Additionally, our founder has loaned us a total of $26,149 since our inception.  As of May 31, 2012, our founder has forgiven all debt owed to him and considers it donated capital.

As of May 31, 2012, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller business issuers.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Eurasia Design, Inc.

(A Development Stage Company)

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Eurasia Design, Inc.

We have audited the accompanying balance sheet of Eurasia Design, Inc (A Development Stage Company) (the “Company”) as of May 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for year ended May 31, 2012 and from inception (May 6, 2010) through May 31, 2012. Eurasia Design, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.

Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Design, Inc. as of May 31, 2012 and the results of its operations and its cash flows for the year ended May 31, 2012 and from inception (May 6, 2010) through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
August 24, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

www.dejoyagriffith.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eurasia Design Inc.

(A Development Stage Company)

Guadalajara, JAL, Mexico

We have audited the accompanying balance sheet of Eurasia Design Inc. (A Development Stage Company) (the “Company”) as of May 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Design Inc. as of May 31, 2011, and the results of its operations and its cash flows for the year ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Eurasia Design Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Eurasia Design Inc. has not generated revenues and has accumulated losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

September 7, 2011

Eurasia Design, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	May 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$-	$12,361
Total current assets	-	12,361

Total assets	$-	$12,361

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,260	$53
Related party payable	-	9,982
Total current liabilities	2,260	10,035

Total liabilities	2,260	10,035

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 8,000,000 shares issued and outstanding
as of May 31, 2012 and 2011	80	80
Additional paid-in capital	76,068	49,920
Deficit accumulated during development stage	(78,409)	(47,674)
Total stockholders’ equity (deficit)	(2,260)	2,326

Total liabilities and stockholders’ equity (deficit)	$-	$12,361

The accompanying notes are an integral part of these financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended		Inception
	May 31,		(May 6, 2010) to
	2012	2011	May 31, 2012

Revenue	$-	$-	$-

Expenses:
Consulting expense - related party	17,372	19,974	37,346
General and administrative expenses	1,799	3,602	7,199
Legal and accounting fees	11,564	22,300	33,864
Total expenses	30,735	45,876	78,409

Operating loss	(30,735)	(45,876)	(78,409)

Net loss	$(30,735)	$(45,876)	$(78,409)

Weighted average number of
common shares outstanding - basic and diluted	8,000,000	6,027,397

Net loss per common share-basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Eurasia Design, Inc.

(a Development Stage Company)

Statements of Stockholders’ Deficit

From Inception (May 6, 2010) to May 31, 2012

						(Deficit)
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

May 6, 2010
Founders shares
issued for services
$0.004 per share	-	$-	5,000,000	$50	$19,950	$-	$20,000

Net loss
Inception (May 6, 2010)
to May 31, 2010	-	-	-	-	-	(1,798)	(1,798)

Balance, May 31, 2010	-	-	5,000,000	50	19,950	(1,798)	(18,202)

January 27, 2011
Issued for cash
$0.01 per share	-	-	3,000,000	30	29,970	-	30,000

Net loss	-	-	-	-	-	(45,876)	(45,876)

Balance, May 31, 2011	-	-	8,000,000	80	49,920	(47,674)	2,326

Donated capital	-	-	-	-	26,149	-	26,149

Net loss	-	-	-	-	-	(30,735)	(30,735)

Balance, May31, 2012	-	$-	8,000,000	$80	$76,0697	$(78,409)	$(2,260)

The accompanying notes are an integral part of these financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended		Inception
	May 31,		(May 6, 2010) to
	2012	2011	May 31, 2012

Operating activities
Net loss	$(30,735)	$(45,876)	$(78,409)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,207	(1,722)	2,260
Net cash (used) in operating activities	(28,528)	(47,598)	(76,149)

Financing activities
Advanced from related party	16,167	9,982	26,149
Proceeds from issuances of common stock	-	30,000	50,000
Net cash provided by investing activities	16,167	39,982	76,149

Net increase (decrease) in cash	(12,361)	(7,616)	-
Cash - beginning of the year	12,361	19,977	-
Cash - end of the year	$-	$12,361	$-

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions
Debt forgiven and treated as donated capital	$26,149	$-	$26,149

The accompanying notes are an integral part of these financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - History and organization of the company

The Company was organized May 6, 2010 (Date of Inception) under the laws of the State of Nevada, as Eurasia Design, Inc.  The Company is authorized to issue up to 100,000,000 shares of its $0.00001 par value common stock and 100,000,000 shares of its $ 0.00001 par value preferred stock.

The business of the Company is to distribute home furnishing products via the internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Basis of Presentation:

The financial statements present the balance sheet, statement of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Year end

The Company has adopted May 31 as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2012 and 2011.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and note payable. Fair values were assumed to approximate carrying values for cash and note payable because they are short term in nature and they are payable on demand.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50

Revenue recognition

Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Loss per share

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of May 31, 2012 and 2011.

Income Taxes

The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of May 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of May 31, 2012 and 2011, no income tax expense has been incurred.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $78,409 as of May 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Income taxes

For the years ended May 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At May 31, 2012 and 2011, the Company had approximately $78,409 and $47,674 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2030. The provision for income taxes consisted of the following components for the year ended May 31:

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	27,443	16,686
Valuation allowance	(27,443)	(16,686)
Total deferred tax assets	$ -0-	$ -0-

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 4 - Income taxes (continued)

The valuation allowance for deferred tax assets as of May 31, 2012 and 2011 was $27,443 and $16,686, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31:

2012 & 2011

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 5 - Related party payable

From inception to May 31, 2012, the founding shareholder of the Company loaned a total of $26,132 to the Company that was used for payment of expenses on behalf of the Company.  The loans were due on demand, had no terms of repayment, were unsecured and bore no interest.  As of May 31, 2012, the founding shareholder agreed to cancel the entire amount owed to him and considered it donated to the Company.  As of May 31, 2012, the balance owed to the founding shareholder was $0.

Note 6 - Stockholders’ equity

The Company is authorized to issue up to 100,000,000 shares of its $0.00001 par value common stock and up to 100,000,000 shares of its $0.00001 par value preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders.

On May 6, 2010, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $20,000.

In January 2011, the Company completed a public offering, whereby it sold 3,000,000 shares of its par value common stock for total gross cash proceeds in the amount of $30,000.

During May 2012, the founding shareholder of the Company agreed to cancel an aggregate of $26,132 of related party notes payable owed to him by the Company.  The notes bore no interest and were due on demand.  The entire amount is considered donated capital and recorded as additional paid-in capital.

On May 29, 2012, the founding shareholder of the Company donated cash to the Company in the amount of $17.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

Note 7 - Warrants and options

As of May 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 8 - Related party transactions

On May 6, 2010, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $20,000.

During May 2012, the founding shareholder of the Company agreed to cancel an aggregate of $26,132 of related party notes payable owed to him by the Company.  The notes bore no interest and were due on demand.  The entire amount is considered donated capital and recorded as additional paid-in capital.

On May 29, 2012, the founding shareholder of the Company donated cash to the Company in the amount of $17.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

On July 6, 2012, the Company entered into a Securities Exchange Agreement (“Agreement”) by and between the Company; Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation (“Prince México”); Mr. Duncan A. Forbes Mol. III (“Forbes”), a holder of the majority of the Company’s common stock; and the security holders of Prince México (“Prince Security Holders”), all of whom collectively own a majority of Prince México’s issued and outstanding common stock.

Pursuant to the terms of the Agreement, the Company agreed to issue 1,800,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 3,783,300 shares of common stock, held by Mr. Forbes.

The Agreement was anticipated to become effective on upon the delivery of audited financial statements of Prince México, pursuant to paragraph 9.2 of the Agreement.  On July 11, 2012, the Company filed a Current Report on Form 8-K to disclose the closing of the Agreement (the “July 11 Form 8-K”).

On August 9, 2012, Salles, Sainz - Grant Thornton, S.C. (“SSGT”), the independent accounting firm engaged to audit the financial statements of Prince México for the years ended December 31, 2010 and 2011, notified the Company and Prince México that it did not consent to the use, and inclusion, of its audit report in the July 11 Form 8-K.

As a result of the above, Prince México was unable to meet its obligations under paragraph 9.2 of the Agreement and the transactions contemplated therein cannot be consummated at this time.  The Company and Prince México are still attempting to close the transaction and obtaining audited financial statements for Prince México is the only remaining condition of closing not yet satisfied.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were ineffective for the year ended May 31, 2012.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Duncan A. Forbes, Mol. III	51	President, Secretary, Treasurer and Director

Duncan A. Forbes, Mol. III, President, Chief Executive Officer and Director:  Mr. Forbes currently serves as President of Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation possessing the exclusive rights to sell “Prince” branded tennis products and accessories in Mexico, Central America and South America.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.

Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.

Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2011, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: López Cotilla No. 829, Int. 1 Col. Americana C.P. 44160, Guadalajara, JAL, Mexico.

Indemnification of Officers and Directors

The Company’s articles of incorporation and bylaws provide for indemnification of the Company’s officers and directors, to the fullest extent permitted by the Nevada Corporations Code, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an officer or director of the Company. Moreover, the Company has entered into indemnification agreements with each director and officer of the Company providing for such indemnification. In this regard, the Company has the power to advance to any officer or director expenses incurred in defending any such proceeding to the maximum extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended May 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

John Ferrone	2011	0	0	0	0	0	0	0	0
Former President	2010	0	0	0	0	0	0	0	0

Duncan A. Forbes	2012	0	0	0	0	0	0	0	0
President and CEO

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements however will develop agreements with our management team in the near term.  All future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Stock Option Plan and Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of August 29, 2012, with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Duncan A. Forbes, Mol. III President, Secretary, Treasurer and Director	5,000,000	62.5%

	All Directors and Officers as a group (1 person)	5,000,000	62.5%

Notes:

1.

The address for the Officers and Directors of the Company is c/o Linea Deportiva Prince México, S.A. de C.V., López Cotilla No. 829, Int. 1 Col. Americana C.P. 44160, Guadalajara, JAL, Mexico.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2010, we issued a total of 5,000,000 shares of restricted common stock to John Ferrone, our sole officer and director in consideration of cash in the amount of $20,000.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide.  Since the Over the Counter Bulletin Board (OTCBB), now known as OTCQB, does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”).

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$ 8,800	$ 13,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 8,800	$ 13,300

ITEM 15 - EXHIBITS

(a)

Documents Filed as part of this report

1.

The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)

Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of August 2012.

EURASIA DESIGN, INC.
(Registrant)

By: /s/ Duncan A. Forbes, Mol. III
Duncan A. Forbes, Mol. III, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Duncan A. Forbes, Mol. III	President	August 29, 2012
Duncan A. Forbes, Mol. III

/s/ Duncan A. Forbes, Mol. III	Chief Financial Officer	August 29, 2012
Duncan A. Forbes, Mol. III

/s/ Duncan A. Forbes, Mol. III	Chief Accounting Officer	August 29, 2012
Duncan A. Forbes, Mol. III

/s/ Duncan A. Forbes, Mol. III	Director	August 29, 2012
Duncan A. Forbes, Mol. III

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

2	Material Agreements

(a) Securities Exchange Agreement (1)
(b) Form of Articles of Merger (1)

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)
(b) By-Laws (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 1, 2012.

(2)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on July 28, 2010.

8-K Filed Date	Item Number

May 17, 2012	Form 8-K

Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Principal Officers
Item 8.01 Other Events