Form 10-Q
period 2012-08-31
EURASIA DESIGN INC.
filed 2012-10-15
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54499

EURASIA DESIGN, INC.
(Exact name of registrant as specified in its charter)

Nevada	01-0961505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Questalcoatl 3783 Int. 1 Col. Cd del Sol C.O. 45050 Zapopan, JAL, Mexico
(Address of principal executive offices)

(+52) (33) 3827-0722
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	8,000,000 shares
(Class)	(Outstanding as at October 15, 2012)

EURASIA DESIG, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's May 31, 2012, Annual Report on Form 10-K, previously filed with the Commission on August 29, 2012.

Eurasia Design, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	August 31,	May 31,
	2012	2012
Assets

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,700	$2,260
Notes Payable	10,080	-
Total current liabilities	11,780	2,260

Total liabilities	11,780	2,260

Stockholders’ deficit
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 8,000,000 shares issued and outstanding
as of August 31, 2012 and May 31, 2012	80	80
Additional paid-in capital	76,069	76,069
Deficit accumulated during development stage	(87,929)	(78,409)
Total stockholders’ deficit	(11,780)	(2,260)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended		Inception
	August 31,		(May 6, 2010) to
	2012	2011	August 31, 2012

Revenue	$-	$-	$-

Expenses:
Consulting expense - related party	-	2,000	37,346
General and administrative expenses	2,770	202	9,969
Legal and accounting fees	6,750	5,600	40,614
Total expenses	9,520	7,802	87,929

Operating loss	(9,520)	(7,802)	(87,929)

Net loss	$(9,520)	$(7,802)	$(87,929)

Weighted average number of common
shares outstanding - basic and diluted	8,000,000	8,000,000

Net loss per common share - basic and
diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended		Inception
	August 31,		(May 6, 2010) to
	2012	2011	August 31, 2012

Operating activities
Net loss	$(9,520)	$(7,802)	$(87,929)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(560)	622	1,700
Increase in notes payable	10,080	-	10,080
Net cash (used) in operating activities	-	(7,180)	(76,149)

Financing activities
Advances from related party	-	-	26,149
Proceeds from issuances of common stock	-	-	50,000
Net cash provided by investing activities	-	-	76,149

Net increase (decrease) in cash	-	(7,180)	-
Cash - beginning of the year	-	12,361	-
Cash - end of the year	$-	$5,181	$-

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions
Debt forgiven and treated as donated capital	$-	$-	$26,149

The accompanying notes are an integral part of these condensed financial statements.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 1 - HISTORY AND ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2012 and 2011 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605.  The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

General and administrative expenses

The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of August 31, 2012 and 2011.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $87,929 as of August 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - NOTES PAYABLE

Through August 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $10,080.  The notes bear no interest and are due upon demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of its $0.00001 par value preferred stock and up to 100,000,000 shares of its $0.00001 par value common stock.

During the three months ended August 31, 2012, there have been no other issuances of common stock.

Eurasia Design, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Eurasia’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Background and Recent Developments

Eurasia Design, Inc. was incorporated in the State of Nevada on May 6, 2010.  We previously sold furniture and accessories.

We entered into and closed a Share Exchange Agreement on July 6, 2012, by and between Eurasia Design, Inc.; Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation (“Prince México”); Mr. Duncan A. Forbes Mol. III, a holder of the majority of Eurasia Design’s common stock; and the Prince Security Holders, all of whom collectively own a majority of Prince México’s issued and outstanding common stock.

Pursuant to the terms of the Agreement, we agreed to issue 1,800,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 3,783,300 shares of common stock, held by Mr. Forbes.

The Agreement was anticipated to become effective on upon the delivery of audited financial statements of Prince México, pursuant to paragraph 9.2 of the Agreement.  On July 11, 2012, we filed a Current Report on Form 8-K to disclose the closing of the Agreement (the “July 11 Form 8-K”).

On August 9, 2012, Salles, Sainz - Grant Thornton, S.C. (“SSGT”), the independent accounting firm engaged to audit the financial statements of Prince México for the years ended December 31, 2010 and 2011, notified Eurasia Design and Prince México that it did not consent to the use, and inclusion, of its audit report in the July 11 Form 8-K.

As a result of the above, Prince México is unable to meet its obligations under paragraph 9.2 of the Agreement and the transactions contemplated therein cannot be consummated at this time.  Eurasia Design and Prince México are still attempting to close the transaction and obtaining audited financial statements for Prince México is the only remaining condition of closing not yet satisfied.  Prince México has engaged a new independent registered public accounting firm to audit its financial statements for the years ending December 31, 2010 and 2011.  This amendment to the July 11 Form 8-K assumes that the transaction will eventually be consummated.

Linea Deportiva Prince México, S.A. de C.V. was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico, Central America and South America.  The Distribution Agreement is in effect from April 15, 2008 through December 31, 2012 and is subject to minimum purchase and advertising budget requirements.

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

Results of Operations

Revenues

We have not generated any revenues since our inception on May 6, 2010.  There can be no assurance that we will be able to generate or grow revenues in future periods.

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

For the three months ended August 31, 2012, we incurred operating expenses in the amount of $9,520.  Our operating expenses during the period were composed of $6,750 in legal and accounting fees and $2,770 in general and administrative expenses.

In the comparable three months ended August 31, 2011, we incurred operating expenses in the amount of $7,802, composed of: $5,600 in legal and accounting fees and $2,202 in general and administrative expenses, of which $2,000 was paid to a related party for consulting services.

Since our inception on May 6, 2010 through August 31, 2012, aggregate operating expenditures were $87,929.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended August 31, 2012 and 2011 were $9,520 and $7,802, respectively.  Our net loss since the date of our inception through August 31, 2012 was $87,929.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

To date, we have obtained operating capital from sales of our common equity and loans from our founder.  Since our inception, we have raised a total of $50,000 in cash from sales of common stock.  Additionally, our founder has loaned us a total of $26,149 since our inception.  Our founder has forgiven all debt owed to him and considers it donated capital.

During the three months ended August 31, 2012, a non-related entity paid for expenses on our behalf, totaling $10,080.  The entire amount of $10,080 is considered notes payable, bears no interest and is due on demand.

As of August 31, 2012, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Form 10-K for the years ended May 31, 2012 and 2011, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended August 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 1, 2012.

(2)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on July 28, 2010.

8-K Filed Date	Item Number

July 10, 2012	Form 8-K
Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

July 11, 2012	Form 8-K
Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 3.02 Unregistered Sales of Equity Securities
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 5.06 Change in Shell Company Status
Item 8.01 Other Events
Item 9.01 Financial Statements and Exhibits

August 14, 2012	Form 8-K
Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

August 14, 2012	Form 8-K
Item 1.02 Termination of a Material Definitive Agreement

August 21, 2012	Form 8-K/A
Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA DESIGN, INC.
(Registrant)

Signature	Title	Date

/s/ Duncan A. Forbes	President	October 15, 2012
Duncan A. Forbes, Mol. III

/s/ Duncan A. Forbes	Principal Accounting Officer	October 15, 2012
Duncan A. Forbes, Mol. III	Chief Financial Officer