Form 10-Q
period 2012-11-30
PRINCE MEXICO S.A., INC.
filed 2013-02-12
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54499

PRINCE MEXICO S.A., INC.
(Exact name of registrant as specified in its charter)

Nevada	01-0961505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Questalcoatl 3783 Int. 1 Col. Cd del Sol C.O. 45050 Zapopan, JAL, Mexico
(Address of principal executive offices)

(+52) (33) 3827-0722
(Registrant's telephone number, including area code)

Eurasia Design, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value	56,050,001 shares
(Class)	(Outstanding as at November 30, 2012)

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

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	November 30,	May 31,
	2012	2012
Assets

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,150	$2,260
Notes payable	21,364	-
Total current liabilities	22,514	2,260

Total liabilities	22,514	2,260

Stockholders’ deficit
Preferred stock, $0.00001 par value, 700,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 700,000,000 shares
authorized, 56,050,001 and 56,000,000 shares issued and
outstanding as of November 30, 2012 and May 31, 2012	560	560
Additional paid-in capital	75,660	75,589
Deficit accumulated during development stage	(98,734)	(78,409)
Total stockholders’ deficit	(22,514)	(2,260)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		Inception
	November 30,		November 30,		(May 6, 2010) to
	2012	2011	2012	2011	November 30, 2012

Revenue	$-	$-	$-	$-	$-

Expenses:
Consulting expense - related party	-	5,717	-	7,717	37,346
General and administrative expenses	1,335	255	1,335	382	8,534
Professional fees	7,220	-	9,900	75	9,990
Legal and accounting fees	2,250	900	9,000	6,500	42,864
Total expenses	10,805	6,872	20,325	14,674	98,734

Net loss	$(10,805)	$(6,872)	$(20,325)	$(14,674)	$(98,734)

Weighted average number of
common shares outstanding - basic	56,040,558	56,000,000	56,010,927	56,000,000

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the six months ended		Inception
	November 30,		(May 6, 2010) to
	2012	2011	November 30, 2012

Operating activities
Net loss	$(20,325)	$(14,674)	$(98,734)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services	71	-	71
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,110)	547	1,150
Net cash used in operating activities	(21,364)	(10,127)	(97,513)

Financing activities
Advances from related party	-	-	26,149
Proceeds from notes payable	21,364	-	21,364
Proceeds from issuances of common stock	-	-	50,000
Net cash provided by investing activities	21,364	-	97,513

Net increase (decrease) in cash	-	(10,127)	-
Cash - beginning of the year	-	12,361	-
Cash - end of the year	$-	$2,234	$-

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions
Debt forgiven and treated as donated capital	$-	$-	$26,149
Shares issued for services	$71	$-	$71
Number of shares issued for services	7,143	-	7,143

The accompanying notes are an integral part of these financial statements.

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

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

The Agreement was anticipated to become effective upon the delivery of audited financial statements of Prince México, pursuant to paragraph 9.2 of the Agreement.  On July 11, 2012, the Company filed a Current Report on Form 8-K to disclose the closing of the Agreement (the “July 11 Form 8-K”).

On August 9, 2012, Salles, Sainz - Grant Thornton, S.C. (“SSGT”), the independent accounting firm engaged to audit the financial statements of Prince México for the years ended December 31, 2010 and 2011, notified the Company and Prince México that it did not consent to the use, and inclusion, of its audit report in the July 11 Form 8-K.

As a result of the above, Prince México was unable to meet its obligations under paragraph 9.2 of the Agreement and the transactions contemplated therein were delayed until such time as Prince México obtained audited financial statements for the years ended December 31, 2011 and 2010.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2012 and 2011 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

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

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and notes payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of November 30, 2012 and 2011.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $98,734 as of November 30, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - NOTES PAYABLE

Through November 30, 2012, a non-affiliated third-party loaned the Company an aggregate of $21,364.  The notes bear no interest and are due upon demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of its $0.00001 par value preferred stock and up to 100,000,000 shares of its $0.00001 par value common stock.

Prince Mexico S.A, Inc.

(Formerly Eurasia Design, Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 6, 2012, the Board of Directors authorized approved an increase in the Company’s authorized shares of stock, and correspondingly increasing the number of issued and outstanding shares on the basis of 7 for 1.  The Company waited until the consummation of the Share Exchange Agreement to effect the action.  On December 28, 2012, the Company filed a Certificate of Change with the State of Nevada to increase the authorized capital at a ratio of 7 for 1 to 700,000,000 shares of common stock, having a $0.00001 par value per share and 700,000,000 shares of preferred stock, having a $0.00001 par value per share.  In connection with the increase in authorized capital, the Company correspondingly increased the number of issued and outstanding common stock on the basis of seven (7) “new” shares for each one (1) “old” share issued and outstanding.  The action is being treated as a 7:1 forward split and was undertaken pursuant to a unanimous written consent of the Board of Directors, without a meeting, notice or vote as provided in Nevada Revised Statutes 78.207.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

On September 18, 2012, the Company issued 7,143 shares of common stock to a non-affiliated third party for services rendered valued at $71.43.

During the three months ended November 30, 2012, there have been no other issuances of common stock.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, other than the following;

On December 18, 2012, Prince México submitted to Eurasia Design audited financial statements for the years ended December 31, 2011 and 2010, thereby triggering the closing of the Agreement.  Pursuant to the terms of the Agreement, the Company issued 1,800,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.  The total issued and outstanding common stock of the Company, post-closing, and upon cancellation of the shares herein referenced, and the issuance of shares to Prince México, will be 42,166,901.

As a result of the December 18, 2012 acquisition of 100% of Prince México, Prince México is the accounting acquirer and the Company’s board of directors has elected to change its fiscal year end from May 31 to December 31.

On December 28, 2012, the Company changed its name from Eurasia Design, Inc. to Prince Mexico S.A., Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

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

Pursuant to the terms of the Agreement, we agreed to issue 12,600,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.

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

As a result of the above, Prince México was unable to meet its obligations under paragraph 9.2 of the Agreement and the transactions contemplated therein were delayed until such time as Prince México obtained audited financial statements for the years ended December 31, 2011 and 2010.  As of December 18, 2012, subsequent to the period covered by this report, Prince México submitted to Eurasia Design audited financial statements for the years ended December 31, 2011 and 2010.  On December 28, 2012, we changed our name from Eurasia Design, Inc. to Prince Mexico S.A., Inc.

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

For the three months ended November 30, 2012, we incurred operating expenses in the amount of $10,805.  Our operating expenses during the period were composed of $2,250 in legal and accounting fees, $7,220 in professional fees and $1,335 in general and administrative expenses.  In the comparable three months ended November 30, 2011, we incurred operating expenses in the amount of $6,872, composed of: $900 in legal and accounting fees and $5,972 in general and administrative expenses, of which $5,717 was paid to a related party for consulting services.  While consulting expense decreased due to our termination of the consulting arrangement, we incurred significantly higher consulting fees, recognized as professional fees, in the period ended November 30, 2012.

During the six month period ended November 30, 2012, our total operating expenses were $20,325, composed of $9,000 in legal and accounting fees related to the cost of being a fully reporting entity, $9,900 in professional fees and $1,335 in general and administrative expenses.  In comparison, during the six months ended November 30, 2011, total expenses were $14,674, of which we incurred $6,500 in legal and accounting fees, $75 in professional fees, $382 in general and administrative expenses and $7,717 in consulting fees paid to a related party.

Since our inception on May 6, 2010 through November 3, 2012, aggregate operating expenditures were $98,734.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended November 30, 2012 and 2011 were $10,805 and $6,872, respectively.  During the six month period ended November 30, 2012, our net loss was $20,325 compared to a net loss of $14,674 in the six month period ended November 30, 2011.  Our net loss since the date of our inception through November 30, 2012 was $98,734.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

To date, we have obtained operating capital from sales of our common equity and loans from our founder.  Since our inception, we have raised a total of $50,000 in cash from sales of common stock.  Additionally, our founder has loaned us a total of $26,149 since our inception.  Our founder has forgiven all debt owed to him and considers it donated capital.

During the six months ended November 30, 2012, a non-related entity paid for expenses on our behalf, totaling $21,364.  The entire amount is considered notes payable, bears no interest and is due on demand.

As of November 30, 2012, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Subsequent Events

Subsequent to the period covered by this report, on December 18, 2012, Prince México submitted to Eurasia Design audited financial statements for the years ended December 31, 2011 and 2010, thereby triggering the closing of the Agreement.  Pursuant to the terms of the Agreement, the Company issued 12,600,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.  The total issued and outstanding common stock of the Company, post-closing, and upon cancellation of the shares herein referenced, and the issuance of shares to Prince México, will be 42,166,901.

The Registrant’s main focus has been redirected to the operations of Prince México.  The Registrant now owns all of the assets, liabilities and operations of Prince México, which has the exclusive rights to sell Prince Sports, Inc. (“Prince USA”) brand name products in Mexico, Central America and South America.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Form 10-K for the years ended May 31, 2012 and 2011, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2012, we issued 50,001 shares of common stock to Globex Transfer, LLC, a non-affiliated third party, for services rendered valued at $71.43.  The issuance of the shares to Globex was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The entity and its constituents are sophisticated investors who were familiar with the Company and its management and took the shares for investment without a view to distribution or resale.  All certificates issued contained a restrictive legend thereupon.

On July 6, 2012, the Board of Directors authorized approved an increase in our authorized shares of stock, and correspondingly increasing the number of issued and outstanding shares on the basis of 7 for 1.  We waited until the consummation of the Share Exchange Agreement to effect the action.  On December 28, 2012, we filed a Certificate of Change with the State of Nevada to increase the authorized capital at a ratio of 7 for 1 to 700,000,000 shares of common stock, having a $0.00001 par value per share and 700,000,000 shares of preferred stock, having a $0.00001 par value per share.  In connection with the increase in authorized capital, we correspondingly increased the number of issued and outstanding common stock on the basis of seven (7) “new” shares for each one (1) “old” share issued and outstanding.  The action is being treated as a 7:1 forward split and was undertaken pursuant to a unanimous written consent of the Board of Directors, without a meeting, notice or vote as provided in Nevada Revised Statutes 78.207.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

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
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 1, 2012.

(2)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on July 28, 2010.

8-K Filed Date	Item Number

September 21, 2012	Form 8-K/A
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

PRINCE MEXICO S.A., INC.
(Registrant)

Signature	Title	Date

/s/ Duncan A. Forbes	President	February 5, 2013
Duncan A. Forbes, Mol. III

/s/ Duncan A. Forbes	Principal Accounting Officer	February 5, 2013
Duncan A. Forbes, Mol. III	Chief Financial Officer