Form 10-K
period 2012-12-31
PRINCE MEXICO S.A., INC.
filed 2013-04-16
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-54499

PRINCE MEXICO S.A., INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $30,000 based on a share value of $0.01.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2013 was 43,166,901.

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

PRINCE MEXICO S.A., INC.

FORM 10-K

For the year ended December 31, 2012

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

We entered into and closed a Share Exchange Agreement on July 6, 2012, by and between Eurasia Design, Inc.; Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation (“Prince México”); Mr. F. Duncan A. Forbes Mol. III, a holder of the majority of Eurasia Design’s common stock; and the Prince Security Holders, all of whom collectively own a majority of Prince México’s issued and outstanding common stock.

Pursuant to the terms of the Agreement, we agreed to issue 12,600,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.

On July 6, 2012, the Registrant amended its articles of incorporation to change its name from Eurasia Design, Inc. to Prince Mexico S.A., Inc.  The actions were approved on July 6, 2012, by the consent of the majority stockholders, who represent 62.5% of the issued and outstanding common stock of the Registrant.

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

On December 18, 2012, Prince México submitted to Eurasia Design audited financial statements for the years ended December 31, 2011 and 2010, thereby triggering the closing of the Agreement.  Pursuant to the terms of the Agreement, the Registrant issued 12,600,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.

The Registrant’s main focus has been redirected to the operations of Prince México.  The Registrant now owns all of the assets, liabilities and operations of Prince México, which has the exclusive rights to sell Prince Sports, Inc. (“Prince USA”) brand name products in Mexico.

Linea Deportiva Prince México, S.A. de C.V. was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico.  The Distribution Agreement was in effect from April 15, 2008 through December 31, 2012 and was subject to minimum purchase and advertising budget requirements.   In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so with during the second quarter of 2013; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

Our administrative office is located at Quetzalcoatl 3783, Int. 1, Col. Cd del Sol C.P. 45050, Zapopan, JAL, Mexico.

Our fiscal year end is December 31.

BUSINESS OF PRINCE MÉXICO

Principal Products and Principal Markets

Pursuant to the April 15, 2008 Distribution Agreement with Prince USA, Prince México was granted the exclusive rights to sell Prince USA brand name products in Mexico.  We sell our products primarily through our website (http://www.princemexico.com.mx/) and to sporting goods retailers.

Prince USA was born in 1970 with the invention by Bob McClure of the “Little Prince,” the first ball machine for home court use.  Prince USA has proven itself to be an industry leader in the innovation and manufacturing of performance racquet sports products.  Prince USA has continually revolutionized the game with introductions of cutting-edge racquet technologies: beginning in 1976 with the Prince Classic, the first “oversize” tennis racquet; the “Longbody” in 1995; and most recently with O3 Speedport in 2007 and the EXO3 in 2009.  Prince USA is committed to continually delivering top-quality products in all categories - outfitting players with the very best in footwear, apparel, strings, balls, accessories, and more.

Prince USA manufactures technologies in racquets, string, footwear, accessories and apparel across five sporting goods lines: tennis, squash, racquetball, golf and paddle sports.  Prince México is solely a distribution company and does not research, develop, manufacture or design any products.  Through our Distribution Agreement with Prince USA, we possess the exclusive rights to distribute the following Prince USA brand products in Mexico:

The Prince line of products encompasses racquets, footwear, balls, strings, grips, bags, stringing and calibration machines and other accessories for the tennis and squash players through every range of abilities.

Prince Golf manufactures a wide range of products including clubs, bags and golf-related accessories.

Viking Athletics covers four main paddle sports: platform tennis, paddle tennis, paddleball and padel.  Platform tennis is played primarily in the winter months, outdoors, on a court that is one-quarter the size of a standard tennis court and surrounded by a twelve-foot high screen.  Paddle tennis utilizes a court one-third the size of a tennis court and an unpressurized tennis ball.  Paddleball in simplistic terms is handball with a paddle.  Padel, the largest of the paddle sports, is primarily played in South America, Spain, and Portugal.

Ektelon is Prince USA’s squash sports division, which manufactures racquets, footwear, gloves, eyewear and other accessories for squash and handball.  Many of Prince USA’s advances in the sport of tennis have been cross-leveraged to Ektelon’s products.

Manufacturing

We are not a manufacturing company and all of the products we sell are manufactured by Prince USA.  We hold an exclusive license to distribute Prince USA brand name products in Mexico.

The Distribution Agreement with Prince USA is in effect from April 15, 2008 through December 31, 2012 and is subject to minimum purchase and advertising budget requirements.  In the event the Distribution Agreement is not terminated before the expiration date, we may discuss with Prince USA the possible extension of the Agreement beyond the scheduled expiration date and the terms and conditions of any such extension.  In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so with during the second quarter of 2013.  However, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

Marketing

We are primarily reliant upon the continued efforts of Prince USA to promote existing products, introduce new technologies into the marketplace and to train and educate players of all ages.  To complement its marketing strategies, Prince USA cultivates the endorsement and promotion of products among athletes.  These endorsements emphasize technical performance and increase brand awareness.  The Prince USA philosophy is about building a team of players who want to be involved with the Prince USA brand and who are active and contributing members of the Prince Team.  From product play-testing and validation to marketing and trend forecasting, Prince USA sponsored athletes at all levels perform an important role in the overall company strategy.

Prince USA has leveraged its international exposure by sponsoring some of the sport's elite athletes, from Maria Sharapova, Nikolay Davydenko, Jennifer Capriati, Patrick Rafter, Jimmy Connors, Martina Navratilova, Andre Agassi, Monica Seles, Andy Roddick, Patrick Rafter and Michael Chang to current Prince USA Pros John Isner, Gael Monfils, Daniela Hantuchova, and Sam Querrey.  Whether racquets, footwear, apparel or string, players continue to look to Prince USA as their brand of choice in order to gain an advantage on the court.

We use marketing strategies directed at retailers, as well as the final end-user of our products, to increase demand. Our marketing strategy for retailers is aimed at educating them on the technical features of our products. We hold clinics for retailers and sales people to inform them about our various product lines.  In addition, to create consumer interest, we use product promotions and point of sale advertising with sporting goods retailers.

Significant Customers

We sell our products to specialty sporting goods stores, chain stores and department stores throughout Mexico.  Our largest customers include Sears, Liverpool and Marti.

The payment terms that we offer to customers in our business areas are consistent with the terms offered by other participants in the market.  Generally payment terms are between 60 and 90 days. However, in limited cases, such as when we deliver products early or in connection with certain sales campaigns, we may grant terms over 90 days.

Industry Background and Competition

The sporting goods industry is highly competitive.  We compete primarily on the basis of technology, performance, brand recognition, quality and price.  We compete with numerous international and national companies that manufacture and distribute sporting goods and related equipment.

Our products compete, generally, against brands manufactured by other large companies:

1.

The principal competitors of the racquet sports divisions are Wilson Sporting Goods Co., which is owned by Amer Group Plc, Head N.V., as well as Babolat, Dunlop Slazenger International and Head N.V.

2.

The golf club markets in which we compete are served by TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone and Nike.

We compete against a number of large, established competitors.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.  Significantly, all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure relationships with vendors and customers on more favorable terms, process transactions more efficiently and adopt more aggressive pricing policies than we can.  Many of these current and potential competitors can devote substantially more resources to systems development and marketing than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with competitors.

Seasonality

Virtually all of the products we sell are shipped during a specific part of the year.  As a result, we experience highly seasonal revenue streams.  Following industry practice, we begin to receive orders from customers from January through March, during which time we book approximately three quarters of our orders for the year.  We will typically begin fulfillment of our orders in April and May, with the peak shipping period occurring in May and June. At this time, we will begin to receive re-orders from customers, which constitute the remaining quarter of our yearly orders.  This re-orders inflow may last, depending on the course of weather into the third quarter of each fiscal year.

Patents and Trademarks

Through our Distribution Agreement with Prince USA, we have the right to utilize major trademarks registered by Prince USA throughout the world.  Significant trademarks include Prince, Viking, Ekelton, and various derivations thereof.  We believe that these trademarks are important in identifying our company as an exclusive, licensed distributor of Prince USA products.  As such, these trademarks are often incorporated prominently in our advertising and marketing efforts.  We do not own any of these trademarks, but rather license these names pursuant to our Distribution Agreement with Prince USA.

Number of total employees and number of full time employees

As of April 15, 2013, we employed 8 persons.  We consider our relationship with employees to be good.

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

ITEM 1A - RISK FACTORS

There is a substantial doubt about our ability to continue as a going concern.

As of December 31, 2012, we had an accumulated deficit of $585,923 and have generated net losses in the amounts of $138,254 and $97,342 during the years ended December 31, 2012 and 2011, respectively.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control.  These factors include general economic conditions, our ability to raise capital to finance our operations and our ability to manage current and future business operations and expansions.  Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods.  As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  You should consider our independent registered public accountant’s comments when determining if an investment in our Company is suitable.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

Our long-term business objective includes geographically increasing our sales capacities and expanding our presence in the markets we currently serve.  In order to pursue these objectives, we believe we will require additional capital financing.  Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.  Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities.  In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all.  In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We may not be able to attract the attention of securities analysts or major brokerage firms to recommend purchasing our common stock.

Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

The lack of public company experience of our sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. Securities laws.

Our sole officer and director, Mr. Forbes, has no experience managing a public company which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws.  Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company.  Our ability to find and retain qualified personnel on our terms and budget may be very limited.

Pressures from competitors with more resources may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow.  Even if we are able to maintain or increase our market share for a particular product line, revenue or profitability could decline due to pricing pressures, increased competition from other types of products, or because the product is in a maturing industry.

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources.  Some of our competitors are also significantly larger than us and some of these companies have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions.  To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.

Economic conditions, weather and other factors beyond our control have caused and could continue to cause a decline in demand for our products.

We and the sporting goods industry in general are dependent on the economies in which we sell our products, and in particular on levels of consumer spending.  Economic conditions affect not only the ultimate consumer, but also retailers, our primary direct customers.  As a result, our results may be adversely affected by downward trends in the economies in which we sell our products.  Adverse weather also can cause a significant decline in our sales, for instance prolonged winter conditions could reduce revenues for our tennis and golf products and negatively impacted our operating results.  In addition, the occurrence of events that adversely affect economies or international tourism, such as terrorism or regional instability, continue to adversely affect leisure travel and related discretionary consumer spending, which can have a particularly negative impact on our sporting goods business.

If our Distribution Agreement with Prince USA expires without renewal or is terminated for any reason, we may be forced to cease operations.

In connection with the July 6, 2012 Share Exchange Agreement, we acquired the exclusive right to distribute Prince USA sports products in Mexico.  In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the second quarter of 2013.  No discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.  We are significantly reliant upon the Distribution Agreement with Prince USA for access to all the products we sell.  If we lose or are unable to renew this Distribution Agreement, we will not have any products to sell and will be required to find new manufacturers or distributors with which to partner.  The loss of the Prince USA Distribution Agreement is expected to have a material adverse effect on our business, results of operations and financial condition.

Shifts in currency exchange rates may adversely affect our results of operations.

We operate in a multi-currency environment in which a portion of our revenues and expenses are denominated in currencies other than the US Dollar.  Significantly all of our revenues were denominated in Mexican Dollars during the years 2012 and 2011.  As a result, we are subject to currency translation risk and, to a lesser extent, currency transaction risk.  Currency translation risk arises because we measure and record the financial condition and results of operations of each of our subsidiaries in their functional currency and then translate these amounts into our reporting currency, the US Dollar.  We incur transaction risk when one of our subsidiaries enters into a transaction using a currency other than its functional currency, although we reduce this risk by seeking, when possible, to match our revenues and costs in each currency.  Accordingly, shifts in currency exchange rates may adversely affect our results of operations.

We are dependent, in part, on the performance of Prince USA, which may cause delays in filling orders, affect the quality of some products or affect our brand image.

As a result of our Distribution Agreement with Prince USA, all of our products are manufactured and supplied to us by Prince USA.  As a result, we are significantly dependent upon, and could be materially affected by, the operations, advertising and manufacturing capabilities of Prince USA.  We are dependent on the performance of Prince USA to deliver quality products in a timely manner and to continue to research and develop innovative commercial products.  Although these factors have not had an adverse impact on our operations to date, we cannot assure you that they will not affect quality control, orders and shipments, or our brand image.  In the event Prince USA experiences manufacturing delays or other factor that inhibits their ability to fulfill our orders, our cost of sales may be adversely affected, which would negatively impact our results of operations.

If we are unable to predict or effectively react to changes in consumer demand, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding sporting goods.  We often make commitments to purchase products from Prince USA months in advance of the proposed delivery.  If we misjudge the market for our merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability.  Conversely, shortages of items that prove popular could reduce our net sales.  In addition, a major shift in consumer demand away from sporting goods or sport apparel could also have a material adverse effect on our business, results of operations and financial condition.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.

The protection of our customer, employee and Company data is critical to us.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information.  Despite the security measures we have in place, its facilities and systems, and those of its third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

The loss of any key personnel could adversely affect our ability to continue operations.

We have a relatively small number of employees and are highly dependent on the efforts of each.  More specifically, Mr. Forbes, our CEO and President, devotes significant time, effort and oversight to us.  The loss of him or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance on our officers, directors or key employees. Our success will depend on the performance of Mr. Forbes and our ability to retain, attract and motivate other key personnel.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.

Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.

Disclose certain price information about the stock;

3.

Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.

Send monthly statements to customers with market and price information about the penny stock; and

5.

In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets QB (OTCQB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Markets QB (OTCQB), such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCQB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have one late filing reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Prince México; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Prince México are being made only in accordance with authorizations of management and directors of Prince México, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Prince México’s assets that could have a material effect on the financial statements.

We have only one individual performing the functions of all officers and directors.  This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures.  As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B - UNRESOLVED STAFF COMMENTS

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 2 - PROPERTIES

We use warehouse space at Quetzalcoatl 3783, Int. 1, Col. Cd del Sol C.P. 45050, Zapopan, Jalisco, Mexico.  We lease this warehouse from Ms. Maria Teresa at a rate of MEX$11,000 (approximately $897 U.S.) per month for a lease term of one year, which was effective on June 15, 2012 to May 15, 2013.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock is quoted on the NASD’s OTC Bulletin Board under the trading symbol “LUVE.”  Through the year ended December 31, 2012, there was no market for our common stock.  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2012	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders

As of the date of this annual report, Prince Mexico S.A., Inc. has 43,166,901 shares of $0.00001 par value common stock issued and outstanding, held by approximately 33 individuals.  Our Transfer Agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, phone (702) 818-5898.

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

Recent Sales of Unregistered Securities

On December 18, 2012, we closed the Securities Exchange Agreement with Prince México.  Pursuant to the terms of the Agreement, we issued 12,600,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock held by the Company’s sole officer and director.  As of December 31, 2012, the shares were neither issued, nor cancelled, due to an administrative delay in effecting both. This transaction was accounted for as a recapitalization of Prince Mexico and thus retroactively reflecting the equity of Prince Mexico the accounting acquirer.

As a result of the reverse merger, the shares that were outstanding prior to the reverse merger of 29,566,901 net of the canceled shares stated above, were recorded based on the net liabilities assumed of $23,776 from Eurasia Design the accounting acquire.

On January 18, 2013, the Company issued 1,000,000 shares of common stock to a non-related third-party for consulting fees, valued at $10,000.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Prince Mexico S.A., Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were originally incorporated in the State of Nevada on May 6, 2010, under the name “Eurasia Design, Inc.”

Pursuant to the July 6, 2012 Share Exchange Agreement, which closed on December 18, 2012, we own all of the assets, liabilities and operations of Prince México, which has the exclusive rights to sell Prince Sports, Inc. (“Prince USA”) brand name products in Mexico.  Prince México entered into a Distribution Agreement with Prince USA, which distribution agreement is in effect from April 15, 2008 through December 31, 2012 and is subject to minimum purchase and advertising budget requirements.  In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the second quarter of 2013.  No discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.  No discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.  We are significantly reliant upon the Distribution Agreement with Prince USA for access to all the products we sell.  If we lose or are unable to renew this Distribution Agreement, we will not have any products to sell and will be required to find new manufacturers or distributors with which to partner.  The loss of the Prince USA Distribution Agreement is expected to have a material adverse effect on our business, results of operations and financial condition.

Our administrative office is located at Quetzalcoatl 3783, Int. 1, Col. Cd del Sol C.P. 45050, Zapopan, JAL, Mexico.

Plan of Operation

Prince México currently sells its products online and to various retail outlets in Mexico.  The short term plan is to increase our retail exposure by further expanding into larger stores like Walmart throughout Mexico and Latin America.  Prominent stores like Walmart will not purchase products unless their delivery can be guaranteed.  Large purchase orders by Prince México from Prince USA would need to be completed, prior to any agreements, to satisfy the volume in orders.  We expect to achieve this goal within the next six to nine months of operations.

Our longer term goal is to expand into Latin America.  To accomplish this objective, we will require additional financing in the range of $500,000 to $750,000, for which we currently have no commitments or agreements with underwriters.  We anticipate that within nine to twelve months of obtaining this financing, we will be able to expand our presence in these geographic regions.

Results of Operations for the Years Ended December 31, 2012 and 2011

As a result of our recent acquisition of 100% of Prince México and change in business and operations, a discussion of the past financial results of Eurasia Design is not pertinent and the financial results of Prince México, the accounting acquirer, is considered the financial results of the Registrant on a going-forward basis.

Revenue

	Years ended
	December 31,		Increase (Decrease)
	2012	2011	$	%

Revenues, net	$228,281	$499,156	$(270,875)	(54.3)%
Costs of sales	(166,369)	(390,983)	(224,614)	(57.4)%

Gross Profit	$61,912	$108,173	$(46,261)	(42.8)%

Sales, net of discounts and allowance, of our sports equipment and apparel for the year ended December 31, 2012 were $228,281, compared to sales of $499,156 in the year ended December 31, 2011.  This resulted in a decrease in net revenues of $270,875, or 54.3%, from the same period a year ago.  We believe the significant decline in revenues is primarily attributable to the fact that Prince USA filed for bankruptcy during May 2012.  Since emerging from bankruptcy in March 2013, we reasonably expect revenues to recover during the second half of 2013.

It is difficult for management to forecast sales in the current economic climate.  However, it is hoped that our continual efforts to develop additional sales channels will contribute to grow revenues.

During the year ended December 31, 2012, costs of sales were $166,369, compared to $390,983 in the year ended December 31, 2011.  The decrease in costs of sales is attributed solely to the corresponding decrease in net revenues.  Management does not expect to continue to realize significant decreases in costs of sales in the foreseeable future.

As a result of the foregoing, our gross profit decreased 42.8% (or $46,261) from $108,173 during the year ended December 31, 2011, compared to $61,912in the year ended December 31, 2012.

COSTS AND OPERATING EXPENSES

	Years ended
	December 31,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses:
Depreciation	$1,091	$1,587	$(496)	(31.3)%
Advertising and promotional	2,047	1,442	605	42.0%
General and administrative	67,415	68,705	(1,290)	(1.9)%
Salaries and wages	67,644	40,719	26,925	66.1%
Consulting services	7,308	26,567	(19,259)	(72.5)%
Professional services	29,745	14,336	15,409	107.5%
Travel and entertainment	25,331	42,304	(16,973)	(40.1)%
Total operating expenses	200,581	195,660	(4,921)	(2.5)%

Loss before other expenses	(138,669)	(87,487)	51,182	58.5%

Other income (expense):
Gain on sale of assets	984	-	984	DIV* %
Taxes	(569)	(9,855)	(9, 286)	(94.2)%
Total other income (expense)	415	(9,855)	10,270	42.0%

Net Loss	$(138,254)	$(97,342)	$40,912	42.02%

Other comprehensive gain (loss)
Foreign exchange adjustment	(28,652)	48,093	(76,745)	(159.6)%
Comprehensive loss	$(166,906)	$(49,249)	$117,657	238.9%

* not divisible by zero.

Depreciation.  Depreciation for the year ended December 31, 2012 was $1,091, a decrease of 31.3%, from $1,587 during the year ended December 31, 2011.

Advertising and promotional.  During the year ended December 31, 2012, the amounts expended on advertising and promotional activities increased by $605, or 42.0%, to $2,047 from $1,442 during the year ended December 31, 2011.  We expect to continue to increase our advertising efforts during the remainder of fiscal 2013, and resultantly expect the related expenses to increase.

General and administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, utilities, office supplies and postage and shipping expenses.  During the year ended December 31, 2012, general and administrative expenses were $67,415, compared to $68,705 in the year ended December 31, 2011.

Salaries and wages. In the year ended December 31, 2012, we incurred salaries and wages expense of $67,644, compared to $40,719 in the comparable period ended December 31, 2011.  The 66.1%, or $26,925, increase was primarily due to increased administrative and executive staffing during the year ended December 31, 2012.

Consulting services. In the year ended December 31, 2012, we incurred consulting expense of $7,308, compared to $26,567 in the comparable period ended December 31, 2011. The 72.5%, or $19,259, decrease was primarily due to decreased use of commission based sales agents during the year ended December 31, 2012.

Professional expenses. Professional fees for the year ended December 31, 2012 was $29,745, an increase of 107.5%, from the year ended December 31, 2011, in which we incurred $14,336 in professional fees. These fees primarily include accounting fees, legal fees and fees incurred from other professional service firms. We expect to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission, which will have an adverse effect on our operating results for the foreseeable future.

Travel and entertainment expense.  Travel and entertainment expenses decreased $16,973, or 40.1%, from $42,304 in the year ended December 31, 2011 to $25,331 in the year ended December 31, 2012.

Gain on sale of assets.  During the year ended December 31, 2012, we realized a gain on the sale of assets in the amount of $984, related to the sale of certain fixed assets in 2011. We did not expect the funds as such the gain was recognized in the year the funds were collected; respectively, no gain was recognized for the period ended December 31, 2011.

Taxes.  We incurred tax expense of $569 during the year ended December 31, 2012, which was a 94.2%, or $9,286, decrease from the year ended December 31, 2011, where tax expense totaled $9,855. This was due to improved record keeping in 2012, which allowed for deductions that were not allowed during 2011.

Net Loss

Our net loss for the year ended December 31, 2012 was $138,254, which was $40,912, or 42.0%, larger than the net loss of $97,342 incurred in the year ended December 31, 2011. We continue to have a net loss and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Comprehensive Gain/Loss

We conduct materially all of our operations in Mexico, in the local currency of the Mexican peso.  The financial statements of foreign operations have been translated into U.S. dollars, using the average exchange rate for the period.  The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period are reflected in the comprehensive income or loss.  During the year ended December 31, 2012, we recognized a foreign exchange adjustment of $28,652, compared to $48,093 in the year ended December 31, 2011.

After consideration of the foreign exchange adjustment, we incurred a comprehensive net loss of $166,906 during the year ended December 31, 2012.  In comparison, we incurred a $49,249 comprehensive net loss in the year ended December 31, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows have historically been subject to seasonal variations.  Virtually all of the products we sell are shipped during a specific part of the year.  Following industry practice, we begin to receive orders from customers from January through March, during which time we book approximately three quarters of our orders for the year.  We will typically begin fulfillment of our orders in April and May, with the peak shipping period occurring in May and June.  At this time, we will begin to receive re-orders from customers, which constitute the remaining quarter of our yearly orders.  This re-orders inflow may last, depending on the course of weather into the third quarter of each fiscal year.  This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller business issuers.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Prince Mexico S.A., Inc. and Subsidiaries

(fka: Eurasia Design, Inc.)

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Prince Mexico, Inc. (fka Eurasia Design, Inc.)

We have audited the accompanying consolidated balance sheets of Prince Mexico S.A., Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2012. Prince Mexico, Inc’s. management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prince Mexico, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 15, 2012

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

F1

PRINCE MEXICO S.A., INC. AND SUBSIDIARIES

(FORMERLY EURASIA DESIGN, INC.)

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$8,557	$26,026
Prepaid expenses	846	-
Accounts receivable, net	25,310	33,533
Inventory	163,357	384,670
Total current assets	198,070	342,229

Fixed assets:
Total fixed assets, net	4,519	1,835

Total assets	$202,589	$344,064

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$203,316	$237,335
Accrued expenses and taxes	14,495	12,110
Note payable	43,292	-
Notes payable - related party	508,744	471,195
Total current liabilities	769,847	720,640

Total liabilities	769,847	720,640

Stockholders’ deficit
Preferred stock, $0.00001 par value, 700,000,000 shares
authorized, 0 and 0shares issued and
outstanding as of December 31, 2012 and 2011	-	-
Common stock, $0.00001 par value, 700,000,000 shares
authorized, 42,166,901 and 12,600,000 shares issued and
outstanding as of December 31, 2012 and 2011	422	126
Additional paid-in capital	3,934	3,934
Accumulated other comprehensive income	14,309	42,961
Accumulated deficit	(585,923)	(423,597)
Total stockholders’ deficit	(567,258)	(376,576)

Total liabilities and stockholders’ deficit	$202,589	$344,064

The accompanying notes are an integral part of these consolidated financial statements.

F2

PRINCE MEXICO S.A., INC. AND SUBSIDIARIES

(FORMERLY EURASIA DESIGN, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AUDITED)

	For the years ended
	December 31,
	2012	2011

Revenue, net	$228,281	$499,156
Cost of goods sold	(166,369)	(390,983)

Gross profit	61,912	108,173

Operating expenses:
Depreciation expense	1,091	1,587
Advertising and promotional	2,047	1,442
General and administrative expenses	67,415	68,705
Salaries and wages	67,644	40,719
Consulting services	7,308	26,567
Professional services	29,745	14,336
Travel and entertainment	25,331	42,304
Total operating expenses	200,581	195,660

Loss before other expenses	(138,669)	(87,487)

Operating income (expenses):
Gain on sale of assets	984	-
Taxes	(569)	(9,855)
Total other income (expenses)	415	(9,855)

Net loss	$(138,254)	$(97,342)

Other comprehensive gain (loss)
Foreign exchange adjustment	(28,652)	48,093
Comprehensive loss	$(166,906)	$(49,249)

Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	12,647,660	12,600,000

The accompanying notes are an integral part of these consolidated financial statements.

F3

PRINCE MEXICO S.A., INC. AND SUBSIDIARIES

(FORMERLY EURASIA DESIGN, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(AUDITED)

						Accumulated
						Other
					Additional	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-in	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit

Balance, January 1, 2011	-	$-	12,600,000	$126	$3,934	$(5,132)	$(326,255)	$(327,327)

Comprehensive gain
for the year	-	-	-	-	-	48,093	-	48,093

Net loss
For the year ended
December 31, 2011	-	-	-	-	-	-	(97,342)	(97,342)

Balance, December 31, 2011	-	-	12,600,000	126	3,934	42,961	(423,597)	(376,576)

Recapitalization for merger	-	-	29,566,901	296	-	-	(24,072)	(23,776)
Comprehensive loss for the year	-	-	-	-	-	(28,652)	-	(28,652)
Net loss
For the year ended
December 31, 2012	-	-	-	-	-	-	(138,254)	(138,254)

Balance, December 31, 2012	-	$-	42,166,901	$422	$3,934	$14,309	$(585,923)	$(567,258)

The accompanying notes are an integral part of these consolidated financial statements.

F4

PRINCE MEXICO S.A., INC. AND SUBSIDIARIES

(FORMERLY EURASIA DESIGN, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years ended
	December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(138,254)	$(97,342)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,091	1,587
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(846)	-
Decrease (Increase) in accounts receivable	8,223	90,947
Decrease (Increase) in inventory	121,313	(112,866)
(Decrease) in accounts payable	(34,249)	-
Increase in accrued expenses and accrued taxes	2,385	16,655
Net cash used in operating activities	(40,337)	(101,019)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	4,022
Purchases of fixed assets	(3,775)	(555)
Net cash provided by (used in) investing activities	(3,775)	3,467

Cash flows from financing activities
Proceeds from note payable	19,746	-
Proceeds from note payable - related party	37,549	120,644
Net cash provided by investing activities	57,295	120,644

Effect of exchange rate changes on cash	(28,652)	(2,957)

Net increase (decrease) in cash	(15,469)	20,135
Cash - beginning of the year	24,026	3,891
Cash - end of the year	$8,557	$24,026

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$16,774

Non cash changes in investing and financing activities
Accounts payable assumed in reverse merger	$230	$-
Notes payable assumed in reverse merger	$23,546	$-

The accompanying notes are an integral part of these consolidated financial statements.

F5

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION

The Company was organized May 6, 2010 (Date of Inception) under the laws of the State of Nevada, as Eurasia Design, Inc.  The Company was authorized to issue up to 100,000,000 shares of its $0.00001 par value common stock and 100,000,000 shares of its $ 0.00001 par value preferred stock.

On July 6, 2012, the Company entered into a Securities Exchange Agreement (“Agreement”) by and between the Company; Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation (“Prince México”); Mr. Duncan A. Forbes Mol. III (“Forbes”), a holder of the majority of the Company’s common stock; and the security holders of Prince México (“Prince Security Holders”), all of whom collectively own a majority of Prince México’s issued and outstanding common stock.  Pursuant to the terms of the Agreement, the Company agreed to issue 12,600,000 shares of its unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and the cancellation of a total of 26,483,100 shares of common stock, held by Mr. Forbes.  The Agreement was anticipated to become effective upon the delivery of audited financial statements of Prince México, pursuant to paragraph 9.2 of the Agreement.

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

As a result of the December 18, 2012 acquisition of 100% of Prince México, Prince México is the accounting acquirer and the Company’s board of directors has elected to change its fiscal year end from May 31 to December 31. The Company was recorded as a reverse acquisition of a public company and recapitalization of the Company based on factors demonstrating that Prince Mexico represents the accounting acquirer.

On December 28, 2012, the Company amended its articles of incorporation to change its name from Eurasia Design, Inc. to Prince Mexico S.A., Inc.  The actions were approved on July 6, 2012, by the consent of the majority stockholders, who represented 62.5% of the issued and outstanding common stock of the Company at the date of the shareholder consent.

On December 28, 2012, the Company filed a certificate of amendment with the State of Nevada in increase its authorized shares of stock, and correspondingly increasing the number of issued and outstanding shares on the basis of 7 for 1.  Resultantly, the Company’s authorized capital was increased in a ratio of 7 for 1 to 700,000,000 shares of common stock, having a $0.00001 par value per share and 700,000,000 shares of preferred stock, having a $0.00001 par value per share.  In connection with the increase in authorized capital, the Company correspondingly increased the number of issued and outstanding common stock on the basis of seven (7) “new” shares for each one (1) “old” share issued and outstanding.  The action is being treated as a 7:1 forward split and was undertaken pursuant to a unanimous written consent of the Board of Directors, without a meeting, notice or vote as provided in Nevada Revised Statutes 78.207.  The action became effective on January 22, 2013.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

The Company's main focus has been redirected to the operations of Prince México.  The Registrant now owns all of the assets, liabilities and operations of Prince México, which has the exclusive rights to sell Prince Sports, Inc. (“Prince USA”) brand name products in Mexico.

Linea Deportiva Prince México, S.A. de C.V. was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico.  The Distribution Agreement was in effect from April 15, 2008 through December 31, 2012 and was subject to minimum purchase and advertising budget requirements.   In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the second quarter of 2013; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Prince Mexico S.A., Inc and its wholly owned subsidiaries Linea Deportiva Prince Mexioc, S.A. de C.V.. All inter-company accounts and transactions have been eliminated on consolidation.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2012 and 2011.

Foreign Currency Translation

The functional currency for most foreign operations is the Mexican Peso. The financial statements of foreign operations have been translated into U.S. dollars.  Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Revenue and expense accounts have been translated using the average exchange rate for the period.  The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in the accumulated other comprehensive income or loss account in stockholders’ equity.  To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in the accumulated other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs.  Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Accounts receivable and Allowances

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

On a periodic basis, management evaluates the collectibility of accounts receivable based on a combination of factors.  In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected.  For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions.  The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels.  If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded.  If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially differ from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations.

Balance of inventory as on December 31, 2012 and 2011 was $163,357 and $384,670, respectively.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Transportation equipment	5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2012 and 2011.

Revenue recognition

The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.  Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer.  In some instances, products are shipped directly from the Company’s suppliers to the Company’s customers and revenue is recognized when the product is delivered to and accepted by the customer or a representative of the customer.  The Company’s revenues may fluctuate in cases when the Company’s customers delay accepting shipment of product for periods up to several weeks.  Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.  Right of return is not provided to the Company’s customers at the time of sale other than for the Company’s failure to meet the terms of the customer’s order.  The substantial reasons for such returns are late shipment of product unless a cancellation date was identified when the order was placed; incorrect items shipped; and defective merchandise.  Return requests for late shipment or incorrect items shipped must be made within several days of receipt of the merchandise.  Returns for defective merchandise are accepted based upon the specific warranty for the individual product. Returns are accepted only with pre-approval from the Company.

Cost of Goods Sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $166,369 and $390,983 during the years ended December 31, 2012 and 2011, respectively.

Advertising costs

Advertising costs are anticipated to be expensed as incurred.  During the years ended December 31, 2012 and 2011, there were $2,047 and $1,442 in advertising costs included in advertising and promotion, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Fair value of financial instruments (continued)

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2012 and 2011, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Income tax, corporate flat tax, and employee profit sharing, prepaid or deferred

Provisions for income tax (ISR for its Spanish acronym), corporate flat tax (IETU for its Spanish acronym) and employee profit sharing (PTU for its Spanish acronym) are recorded in income for the year they become payable. Also, a deferred tax effect arising from temporary differences is included which results from comparing book and tax values of assets and liabilities. This also includes the benefit of tax loss carryforwards and tax credits. A deferred tax asset is recorded only when there is a high likelihood that it can be recovered. Deferred taxes are determined using enacted tax rates that are estimated to be effective on the dates temporary items will be reversed or realized. The PTU payable and deferred is considered as an ordinary expense as part of employee benefits.

Corporate Flat Tax (IETU) is a tax that co-exists with Income Tax; therefore, the Company has drawn up projections based on reasonable, reliable assumptions properly supported, and represent Management’s best estimate where it has identified that the expected trend is essentially that Income Tax will be paid in future years. Accordingly, only deferred Income Tax has been recognized.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, no income tax expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50

Year end

The Company has a year end of December 31.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained net losses totaling $138,254 for the year ended December 31, 2012 and has an accumulated deficit of $585,923 at December 31, 2012.  The Company has and will continue to use significant capital to grow and acquire market share.  In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the second quarter of 2013; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE

As of December 31, 2012 and 2011, accounts receivable are as follows:

	December 31,
	2012	2011
Trade receivables	$ 51,554	$101,331

Less: Allowance for doubtful accounts	(26,244)	(67,798)
	$ 25,310	$ 33,533

During the year ended December 31, 2012, the company wrote off account receivable balances of approximately $41,554, to reflect a more accurate representation of the receivables outstanding as of December 31, 2012. The change in the allowance was netted against revenue.

NOTE 5 - INVENTORIES

As of December 31, 2012 and 2011, inventories are summarized as follows:

	December 31,
	2012	2011
Finished goods	$ 163,357	$ 284,670

NOTE 6 - FIXED ASSETS

As of December 31, 2012 and 2011, fixed assets consisted of the following:

	December 31,
	2012	2011
Transportation equipment	$6,001	$2,188

Less: accumulated depreciation	(1,482)	(353)
Property and equipment, net	$4,519	$1,835

During 2011, the Company sold a vehicle for total cash proceeds of $4,022, which equated to the carrying value of the asset, as such no gain or loss was recognized on the sale of the asset. During 2012 the Company collected $984 related to the sale of the vehicle in 2011 as such. Depreciation expense for the years ended December 31, 2012 and 2011 totaled $1,091 and $1,587, respectively. The difference in change in accumulated depreciation and depreciation expense recognized is due to the adjustments to foreign exchange difference.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

During the years ended December 31, 2012 and 2011, the Company received loans from the officers of the Company.  The loans are unsecured, bear 0% interest and are due on demand.  As of December 31, 2012 and 2011, the total loan balances owed to related parties were as follows:

	December 31,
	2012	2011
Francis Duncan Alexander Forbes	$ 254,372	$ 217,280
Stephen Fred Adams	254,372	253,915

	$ 508,744	$ 471,195

NOTE 8 - NOTE PAYABLE

As of December 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $43,292.  The notes bear no interest and due upon demand.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 700,000,000 shares of its $0.00001 par value preferred stock and up to 700,000,000 shares of its $0.00001 par value common stock.

On December 18, 2012, we closed the Securities Exchange Agreement with Prince México.  Pursuant to the terms of the Agreement, we issued 12,600,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock held by the Company’s sole officer and director.  As of December 31, 2012, the shares were neither issued, nor cancelled, due to an administrative delay in effecting both. This transaction was accounted for as a recapitalization of Prince Mexico and thus retroactively reflecting the equity of Prince Mexico the accounting acquirer.

As a result of the reverse merger, the shares that were outstanding prior to the reverse merger of 29,566,901 net of the canceled shares stated above, were recorded based on the net liabilities assumed of $23,776 from Eurasia Design, the accounting acquire.

On December 28, 2012, the Company filed a certificate of amendment with the State of Nevada to increase its authorized shares of stock, and correspondingly increasing the number of issued and outstanding shares on the basis of 7 for 1.  Resultantly, the Company’s authorized capital was increased in a ratio of 7 for 1 to 700,000,000 shares of common stock, having a $0.00001 par value per share and 700,000,000 shares of preferred stock, having a $0.00001 par value per share.  In connection with the increase in authorized capital, the Company correspondingly increased the number of issued and outstanding common stock on the basis of seven (7) “new” shares for each one (1) “old” share issued and outstanding.  The action is being treated as a 7:1 forward split and was undertaken pursuant to a unanimous written consent of the Board of Directors, without a meeting, notice or vote as provided in Nevada Revised Statutes 78.207.  The action became effective on January 22, 2013.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

During the year ended December 31, 2012, there have been no other issuances of common stock.

NOTE 10 - WARRANTS AND OPTIONS

As of December 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - INCOME TAXES

During December 31, 2011, the Linea Deportiva Prince Mexico, was not owned by a Prince Mexico, Inc as such, no U.S. tax effect is discussed.

At December 31, 2012, the Company had a federal operating loss carryforward of $138,254, which begins to expire in 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012:

2012
Deferred tax assets:
Net operating loss carryforward	$ 48,389
Total deferred tax assets	48,389
Less: Valuation allowance	(48,389)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of December 31, 2012 was $48,389, which will begin to expire 2033.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012:

2012
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has signed a lease for offices and a warehouse commencing on May 15, 2012. This lease is for a mandatory 12 month term. The rent is paid in pesos. The minimum monthly payments provided for in the lease amount to MEX$11,000 (approximately $897 U.S.) per month.

NOTE 13 - SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

On January 18, 2013, the Company issued 1,000,000 shares of common stock to a non-related third-party for consulting fees, valued at $10,000.

F6

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2012, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

F. Duncan A. Forbes, Mol. III	52	President, Secretary, Treasurer and Director

F. Duncan A. Forbes, Mol. III, President, Chief Executive Officer and Director:  In 2008, Mr. Forbes co-founded and currently serves as President of Linea Deportiva Prince México, S.A. de C.V., a Mexican corporation possessing the exclusive rights to sell “Prince” branded tennis products and accessories in Mexico.  Mr. Forbes has also personally operated and managed various real estate properties around Mexico since 2001.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No petition under the Federal bankruptcy laws or any state insolvency law has ever been filed by or against, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of any of our officers or directors, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within ten years before the time of such filing.

No Director, officer, significant employee, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activity.

No Director, officer, significant employee, or consultant has been convicted of violating a federal or state securities or commodities law.

We are not a party to any pending legal proceedings.

No director, officer, significant employee or consultant has had any bankruptcy petition filed by or against any business or property of which such person was a general partner or executive officer either at the time of the bankruptcy or within ten years prior to that time.

No Director, officer, significant employee, or consultant was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: Quetzalcoatl 3783, Int. 1, Col. Cd del Sol C.P. 45050, Zapopan, JAL, Mexico.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compen-sation ($)	Non qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

John Ferrone	2012	0	0	0	0	0	0	0	0
Former President	2011	0	0	0	0	0	0	0	0

F. Duncan A. Forbes	2012	0	0	0	0	0	0	0	0
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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 15, 2013, with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	F. Duncan A. Forbes, Mol. III President, Secretary, Treasurer and Director	10,616,900	24.6%

	All Directors and Officers as a group (1 person)	10,616,900	24.6%

Common	Fred Adams	6,300,000	14.6%

Common	Robert Nuttall	4,200,000	9.7%

	Other Beneficial Owners (2 persons)	10,500,000	24.3%

	Total Beneficial Owners and Management (3 persons)	21,116,900	48.9%

Notes:

1.

The address for all beneficial owners and management is c/o Prince México, S.A., Inc., Questalcoatl 3783, Int. 1 Col. Cd del sol C.O. 45050, Zapopan, JAL, Mexico.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2010, we issued a total of 35,000,000 shares of restricted common stock to John Ferrone, our sole officer and director in consideration of cash in the amount of $20,000.

On May 6, 2012, Mr. F. Duncan A. Forbes Mol. III acquired 35,000,000 shares of our common stock from Mr. John Ferrone in a private transaction not involving the Registrant pursuant to Section 4(1) of the Securities Act of 1933, as amended.  Subsequent to the transaction, Mr. Forbes became the majority shareholder, owning approximately 62.5% of our issued and outstanding common stock.

On July 6, 2012, we entered into and closed a Securities Exchange Agreement by and between the Company, Prince México, Mr. F. Duncan A. Forbes Mol. III and the security holders of Prince México, all of whom collectively own a majority of Prince México’s issued and outstanding common stock.  Pursuant to the terms of the Agreement, we issued 12,600,000 shares of our unregistered common stock in exchange for 100% of Prince México’s issued and outstanding common stock and obtained cancellation of a total of 26,483,100 shares of common stock held by Mr. Forbes.  As a result of the closing of the Agreement, we now own all of the assets, liabilities and operations of Prince México, which has the exclusive rights to sell Prince USA brand name products in Mexico.  The issuance of the shares to Prince México was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The entity and its constituents are sophisticated investors who were familiar with the Registrant and its management and took the shares for investment without a view to distribution or resale.  All certificates issued contained a restrictive legend thereupon.

Prince México distributed its 12,600,000 to its two founders, F. Duncan A. Forbes and Stephen Fred Adams, who gained direct control over the 12,600,000 shares.  Therefore, after the closing of the Agreement, Mr. Forbes owns an aggregate of 10,616,900 shares of common stock (25.18%) of the Company and Mr. Adams owns an aggregate of 6,300,000 shares of common stock (14.94%).  The transfer of shares between Prince México and Messrs. Forbes and Adams was via a private transaction not involving the Issuer, pursuant to Section 4(1) of the Securities Act of 1933, as amended.

The two founding shareholders of Prince México, F. Duncan A. Forbes and Stephen Fred Adams, collectively loaned Prince México $508,744 and $471,195 through the years ended December 31, 2012 and 2011, respectively.  These related party loans bear 0% interest and are due on demand.  There are no written agreements and there are no verbal or written commitments to continue to provide funds on an ongoing basis.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed and to be billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$ 34,000	$ 13,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 34,000	$ 13,300

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2013

EURASIA DESIGN, INC.
(Registrant)

By: /s/ F. Duncan A. Forbes, Mol. III
F. Duncan A. Forbes, Mol. III, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ F. Duncan A. Forbes, Mol. III	President	April 16, 2013
F. Duncan A. Forbes, Mol. III

/s/ F. Duncan A. Forbes, Mol. III	Chief Financial Officer	April 16, 2013
F. Duncan A. Forbes, Mol. III

/s/ F. Duncan A. Forbes, Mol. III	Chief Accounting Officer	April 16, 2013
F. Duncan A. Forbes, Mol. III

/s/ F. Duncan A. Forbes, Mol. III	Director	April 16, 2013
F. Duncan A. Forbes, Mol. III

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

2	Material Agreements

(a) Securities Exchange Agreement (1)
(b) Form of Articles of Merger (1)

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)
(b) By-Laws (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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