Form 10-Q
period 2013-03-31
PRINCE MEXICO S.A., INC.
filed 2013-07-02
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-54499

PRINCE MEXICO S.A., INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0961505
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Questalcoatl 3783 Int. 1 Col. Cd del Sol C.O. 45050 Zapopan, JAL, Mexico	N/A
(Address of principal executive offices)	(Zip Code)

(+52) (33) 3827-0722

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 1, 2013 the registrant had 43,166,901 shares of common stock outstanding.

PRINCE MEXICO S.A., INC.

PART I - FINANCIAL INFORMATION

PRINCE MEXICO S.A., INC.

INDEX TO FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

PRINCE MEXICO S.A., INC.
(FORMERLY EURASIA DESIGN, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets

Current assets:
Cash and equivalents	$7,467	$8,557
Prepaid expenses	10,061	846
Accounts receivable	29,800	25,310
Inventory	148,060	163,357
Total current assets	195,388	198,070

Fixed assets:
Fixed assets, net	4,579	4,519
Total assets	$199,967	$202,589

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$211,564	$203,316
Notes payable	120,402	103,292
Notes payable - related party	476,405	448,744
Accrued expenses and taxes	17,594	14,495
Total current liabilities	825,965	769,847

Total liabilities	825,965	769,847

Stockholders' deficit:
Preferred stock, $0.00001 par value, 700,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.00001 par value, 700,000,000 shares authorized, 43,166,901 and 42,166,901 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	432	422
Additional paid-in capital	13,924	3,934
Accumulated other comprehensive income	(17,651)	14,309
Accumulated deficit	(622,703)	(585,923)
Total stockholders' deficit	(625,998)	(567,258)

Total liabilities and stockholders' deficit	$199,967	$202,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRINCE MEXICO S.A., INC.
(FORMERLY EURASIA DESIGN, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the
	three months ended
	March 31,
	2013	2012

Revenues, net	$25,440	$129,658
Costs of sales	(15,218)	(94,650)

Gross profit	10,222	35,008

Operating expenses:
Depreciation expense	291	284
General and administrative expenses	8,271	26,060
Salaries and wages	13,819	11,030
Consulting services	2,924	-
Professional services	18,800	400
Travel and entertainment	2,897	7,578
Total operating expenses	47,002	45,352

Net loss	$(36,780)	$(10,344)

Other comprehensive gain (loss)
Foreign exchange adjustment	(31,960)	26,520
Comprehensive loss	$(68,740)	$16,176

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	42,555,790	12,600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRINCE MEXICO S.A., INC.
(FORMERLY EURASIA DESIGN, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	three months ended
	March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(36,780)	$(10,344)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	291	284
Shares issued for consulting services	833	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(48)	-
Increase in accounts receivable	(4,490)	(112,578)
Decrease in inventory	15,297	56,626
Increase in other receivable	-	(4,876)
(Increase) decrease in accounts payable	8,248	(66,361)
Increase in accrued expenses and accrued taxes	3,099	12,608
Net cash used in operating activities	(13,550)	(124,641)

Cash flows from investing activities
Purchases of fixed assets	(351)	(4,388)
Net cash used in investing activities	(351)	(4,388)

Cash flows from financing activities
Proceeds from note payable	17,110	-
Proceeds from note payable - related party	27,661	110,307
Net cash provided by financing activities	44,771	110,307

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,960)	(326)

NET DECREASE IN CASH	(1,090)	(19,048)

CASH AT BEGINNING OF PERIOD	8,557	24,026

CASH AT END OF PERIOD	$7,467	$4,978
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$16,774
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$9,167	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011 and notes thereto included in the Company’s Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Prince Mexico S.A., Inc and its wholly owned subsidiaries Linea Deportiva Prince Mexico, S.A. de C.V.  All inter-company accounts and transactions have been eliminated on consolidation.

Fair value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended March 31, 2012 and 2012, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Concentrations

During the three months ended March 31, 2013 and 2012, the Company has a vendor that provides 100% of the finished goods purchased for resale to its customers.  The Company had a distribution agreement with the vendor that has expired and the Company is in negotiations to renew the agreement with the vendor.

Reclassification

As of March 31, 2013 and December 31, 2012, the Company reclassified $60,000 in notes payable - related party to notes payable.  This reclassification has been made to the prior year end’s financial statements to conform to the current year presentation.  This reclassification had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained net losses totaling $36,780 for the three months ended March 31, 2013, and has an accumulated deficit of $622,703 at March 31, 2013.  The Company has and will continue to use significant capital to grow and acquire market share. In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the second quarter of 2013; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

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

NOTE 3 - PREPAID EXPENSES

During the three months ended March 31, 2013, the Company issued 1,000,000 shares of common stock as part of a consulting agreement valued at $10,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreements.  For the quarter ended March 31, 2013, the Company expensed $833 as consulting fees with a remaining prepaid expense amount totaling $9,167 at March 31, 2013.

NOTE 4 - ACCOUNTS RECEIVABLE

As of March 31, 2013 and December 31, 2012, accounts receivable are as follows:

	March 31,	December 31,
	2013	2012
Trade receivables	$36,491	$51,544
Less: Allowance for doubtful accounts	(6,691)	(26,244)
	$29,800	$25,310

NOTE 5 - INVENTORIES

As of March 31, 2013 and December 31, 2012, inventories are summarized as follows:

	March 31,	December 31,
	2013	2012
Finished goods	$148,060	$163,357

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - FIXED ASSETS

As of March 31, 2013 and December 31, 2012, fixed assets consisted of the following:

	March 31,	December 31,
	2013	2012
Transportation equipment	$6,338	$6,001
Less: accumulated depreciation	(1,759)	(1,482)
Property and equipment, net	$4,579	$4,519

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $291 and $284, respectively. The difference in change in accumulated depreciation and depreciation expense recognized is due to the adjustments to foreign exchange difference.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

During the three months ended March 31, 2013 and 2012, the Company received loans totaling $27,661 and $110,307, respectively, from the officers of the Company.  The loans are unsecured, bear 0% interest and are due on demand.

As of March 31, 2013 and December 31, 2012, the total loan balances owed to related parties were as follows:

	March 31,	December 31,
	2013	2012
Francis Duncan Alexander Forbes	$188,663	$194,372
Stephen Fred Adams	287,742	254,372
	$476,405	$448,744

NOTE 8 - NOTE PAYABLE

During the three months ended March 31, 2013, a non-affiliated third-party loaned the Company an aggregate of $17,110.  As of March 31, 2013 and December 31, 2012, notes payable totaled $120,402 and $103,292, respectively. The notes bear no interest and due upon demand.

As of March 31, 2013 and December 31, 2012, the total loan balances were owed to two individuals.

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 700,000,000 shares of its $0.00001 par value preferred stock and up to 700,000,000 shares of its $0.00001 par value common stock.

On February 24, 2013, the Company issued 1,000,000 shares of common stock to a non-related third-party for consulting fees, valued at $10,000.  The shares were valued using the fair market value of the common stock.  See Note 3.

During the three months ended March 31, 2013, there have been no other issuances of common stock.

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - WARRANTS AND OPTIONS

As of March 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has signed a lease for offices and a warehouse commencing on May 15, 2012. This lease is for a mandatory 12 month term.  The rent is paid in pesos. The minimum monthly payments provided for in the lease amount to MEX$11,000 (approximately $897 U.S.) per month.  As of the date of this filing, the Company is on a month-to-month basis and is renegotiating the terms of the loan with the landlord.

NOTE 12 - SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

During April 2013 through the date of this filing, various third parties and related parties have loaned monies to the Company to fund operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on May 6, 2010.  We are a start-up company and have only realized minimal revenues.

Our main focus has been redirected to the operations of Prince México.  We now own all of the assets, liabilities and operations of Prince México, which had the exclusive rights to sell Prince Sports, Inc. (“Prince USA”) brand name products in Mexico.

Linea Deportiva Prince México, S.A. de C.V. was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico.  The Distribution Agreement was in effect from April 15, 2008 through December 31, 2012 and was subject to minimum purchase and advertising budget requirements.   In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so with during 2013; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $7,467 and a working capital deficit of $630,577.  As of March 31, 2013 our accumulated deficit was $622,703.  For the three months ended March 31, 2013, we have earned net revenues of $25,440.

We used net cash of $13,550 in operating activities for the three months ended March 31, 2013 compared to using net cash of $124,641 in operating activities for the same period in 2012.  We used net cash of $351 in investing activities for the three months ended March 31, 2013 compared to using net cash of $4,388 in investing activities for the same period in 2012.  We received net cash of $44,771 from financing activities for the three months ended March 31, 2013 compared to receiving net cash of $110,307 in financing operating activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Limited Revenues

During the three months ended March 31, 2013, we earned net revenues of $25,440 compared to net revenues of $129,658 during the same period in 2012.  As of March 31, 2013, we have an accumulated deficit of $622,703.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $36,780 for the three months ended March 31, 2013, compared to a net loss of $10,344 for the same period in 2012.  Our basic loss per share was $0.00 for the three months ended March 31, 2013, and $0.00 for the same period in 2012.

Cost of Sales

We spent $15,218 on cost of sales for the three months ended March 31, 2013, compared to cost of sales of $94,650 for the same period in 2012.

Expenses

Our total operating expenses increased by $1,650 from $45,352 for the three months ended March 31, 2012, to $47,002 for the three months ended March 31, 2013.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

Evaluation of disclosure controls and procedures.

As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 27, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

PRINCE MEXICO S.A., INC.
(REGISTRANT)

Date: July 1, 2013	/s/ F. Duncan A. Forbes, Mol. III
F. Duncan A. Forbes, Mol. III
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)