Form 10-Q
period 2013-06-30
PRINCE MEXICO S.A., INC.
filed 2013-09-16
CIK 1497421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 13, 2013 the registrant had 43,166,901 shares of common stock outstanding.

PRINCE MEXICO S.A., INC.

____________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Prince Mexico S.A., Inc.
(Formerly Eurasia Design, Inc.)

June 30, 2013

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

PRINCE MEXICO S.A., INC.

(Formerly Eurasia Design, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$4,593	$8,557
Prepaid expenses	7,512	846
Accounts receivable	28,503	25,310
Inventory	132,537	163,357
Total current assets	173,145	198,070

Fixed assets, net	4,046	4,519
Total assets	$177,191	$202,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99,743	$203,316
Accrued expenses	21,069	14,495
Notes payable	133,947	103,292
Notes payable - related party	558,138	448,744
Total current liabilities	812, 897	769,847

Total liabilities	812,897	769,847

Stockholders' deficit:
Preferred stock, $0.00001 par value, 700,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	-	-
Common stock, $0.00001 par value, 700,000,000 shares authorized, 43,166,901 and 42,166,901 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	432	422
Additional paid-in capital	29,999	3,934
Accumulated other comprehensive income	15,702	14,309
Accumulated deficit	(681,839)	(585,923)
Total stockholders' deficit	(635,706)	(567,258)

Total liabilities and stockholders' deficit	$177,191	$202,589

The accompanying notes are an integral part of these consolidated financial statements

PRINCE MEXICO S.A., INC.

(Formerly Eurasia Design, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the		For the
	three months ended		six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues, net	$24,333	$23,868	$49,773	$153,526
Costs of sales	(15,722)	(12,011)	(30,940)	(106,661)

Gross profit	8,611	11,857	18,833	46,865

Operating expenses:
Depreciation expense	298	257	589	541
General and administrative expenses	9,119	48,223	17,390	74,283
Salaries and wages	15,372	14,546	29,191	25,576
Consulting services	6,196	2,356	9,120	2,356
Professional services	32,815	1,314	51,615	1,714
Travel and entertainment	3,947	6,148	6,844	13,726
Total operating expenses	67,747	72,844	114,749	118,196

Loss before other expenses	(59,136)	(60,987)	(95,916)	(71,331)

Other expense:
Taxes	-	(455)	-	(455)
Total other expenses	-	(455)	-	(455)

Net loss	$(59,136)	$(61,442)	$(95,916)	$(71,786)

Other comprehensive loss
Foreign exchange adjustment	33,353	(38,708)	1,393	(12,188)
Comprehensive loss	$(25,783)	$(100,150)	$(94,523)	$(83,974)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	43,166,901	12,600,000	42,863,034	12,600,000

The accompanying notes are an integral part of these consolidated financial statements

PRINCE MEXICO S.A., INC.

(Formerly Eurasia Design, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	six months ended
	June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(95,916)	$(71,786)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	589	541
Shares issued for consulting services	3,334	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,193)	(7,399)
Decrease in inventory	30,820	83,024
Decrease in accounts payable	(103,573)	-
Increase in accrued expenses	6,574	(1,727)
Net cash (used in) provided by operating activities	(161,365)	2,653

Cash flows from financing activities
Proceeds from note payable	30,655	-
Proceeds from note payable - related party	109,394	4,209
Donated capital	16,074	-
Net cash provided by financing activities	156,123	4,209

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,278	(18,464)

NET DECREASE IN CASH	(3,964)	(11,602)

CASH AT BEGINNING OF PERIOD	8,557	24,026

CASH AT END OF PERIOD	$4,593	$12,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$16,774

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$6,667	$-

The accompanying notes are an integral part of these consolidated financial statements

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Prince Mexico S.A., Inc and its wholly owned subsidiary Linea Deportiva Prince Mexico, S.A. de C.V.  All inter-company accounts and transactions have been eliminated on consolidation.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the six months ended June 30, 2013 and 2012, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company had a distribution agreement with their sole inventory supplier that has expired and the Company intends on negotiating to renew the agreement with the vendor; however, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

Reclassification

As of June 30, 2013 and December 31, 2012, the Company reclassified $60,000 in notes payable - related party to notes payable.  This reclassification has been made to the prior year end’s financial statements to conform to the current year presentation.  This reclassification had no effect on previously reported results of operations or accumulated deficit.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained net losses totaling $95,916 for the six months ended June 30, 2013, and has an accumulated deficit of $681,839 at June 30, 2013.  The Company has and will continue to use significant capital to grow and acquire market share. In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so by the end of fiscal year 2013. However, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this quarterly report.

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

NOTE 3 - PREPAID EXPENSES

During the six months ended June 30, 2013, the Company issued 1,000,000 shares of common stock as part of a consulting agreement valued at $10,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreement.  For the three months ended June 30, 2013, the Company expensed $2,500 as consulting fees.  For the six months ended June 30, 2013, the Company expensed $3,334 as consulting fees with a remaining prepaid expense amount totaling $6,666 at June 30, 2013.

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - ACCOUNTS RECEIVABLE

As of June 30, 2013 and December 31, 2012, accounts receivable are as follows:

	June 30,	December 31,
	2013	2012
Trade receivables	$37,513	$51,544
Less: Allowance for doubtful accounts	(9,010)	(26,244)
	$28,503	$25,310

NOTE 5 - INVENTORIES

As of June 30, 2013 and December 31, 2012, inventories are summarized as follows:

	June 30,	December 31,
	2013	2012
Finished goods	$132,537	$163,357

NOTE 6 - FIXED ASSETS

As of June 30, 2013 and December 31, 2012, fixed assets consisted of the following:

	June 30,	December 31,
	2013	2012
Transportation equipment	$5,990	$6,001

Less: accumulated depreciation	(1,944)	(1,482)
Property and equipment, net	$4,046	$4,519

Depreciation expense for the three months ended June 30, 2013 and 2012 totaled $298 and $257, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $589 and $541, respectively. The difference in change in accumulated depreciation and depreciation expense recognized is due to the adjustments to foreign exchange difference.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

During the six months ended June 30, 2013 and 2012, the Company received loans totaling $0 and $4,209, respectively, from the officers of the Company.  During the quarter ended June 30, 2013 a shareholder of the Company paid $109,394 in accounts payable balance. The loans are unsecured, bear 0% interest and are due on demand.

PRINCE MEXICO S.A., INC.

(FORMERLY EURASIA DESIGN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2013 and December 31, 2012, the total loan balances owed to related parties were as follows:

	June 30,	December 31,
	2013	2012
Francis Duncan Alexander Forbes	$176,813	$194,372
Stephen Fred Adams	271,931	254,372
Rob Nutal	109,394	-

	$558,138	$448,744

NOTE 8 - NOTE PAYABLE

During the six months ended June 30, 2013, a non-affiliated third-party loaned the Company an aggregate of $30,655.  As of June 30, 2013 and December 31, 2012, notes payable totaled $133,947 and $103,292, respectively.  The notes bear no interest and due upon demand.

As of June 30, 2013 and December 31, 2012, the total loan balances were owed to two individuals.

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

During the six months ended June 30, 2013, the Company received donated capital of $16,074 from various individuals and entities.  The individuals and entities paid for expenses on behalf of the Company and are not expecting repayment.

During the six months ended June 30, 2013, there have been no other issuances of common stock.

NOTE 10 - WARRANTS AND OPTIONS

As of June 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

During September 2013 through the date of this filing, various third parties and related parties have loaned $24,275 to the Company to fund operations.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein.

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

Linea Deportiva Prince México, S.A. de C.V. was formed on April 25, 2008 in Guadalajara, Jalisco, Mexico.  On April 15, 2008, Prince México entered into a Distribution Agreement with Prince USA, which provides Prince México the exclusive rights to sell Prince USA brand name products in Mexico. The Distribution Agreement was in effect from April 15, 2008 through December 31, 2012 and was subject to minimum purchase and advertising budget requirements.   In May 2012, Prince USA filed for bankruptcy protection.  As a result of the bankruptcy proceedings, we were unable to renegotiate the Distribution Agreement with Prince USA, although we reasonably expect to do so during the year ended 2013. However, no discussions have taken place regarding the termination or extension of the Distribution Agreement as of the date of this current report.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $4,593 and a working capital deficit of $639,752.  As of June 30, 2013 our accumulated deficit was $681,839.  For the six months ended June 30, 2013 our net loss was $95,916 compared to $71,786 during the same period in 2012.  This increase was due mostly to our filing requirements in 2013.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues

As of June 30, 2013, we have an accumulated deficit of $681,839 and we did earn revenues of $24,333 during the three months ending on June 30, 2013 as compared to $23,868 for the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $59,136 for the three months ended June 30, 2013, compared to a net loss of $61,442 for the same period in 2012.  This decrease in net loss is mostly due to reduced general and administrative expenses.  Our basic net loss per share was ($0.00) for the three months ended June 30, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses decreased from $72,844 to $67,747 for the three months ended June 30, 2013 compared to the same period in 2012.  This decrease in expenses is due to lower operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $1,314 to $32,815 for the three months ended June 30, 2013 compared to the same period in 2012. This increase was due mostly to our filing requirements in 2013.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues

We earned revenues of $49,773 during the six months ending on June 30, 2013, compared to revenues of $153,526 during the same period in 2012.

Net Loss

We incurred a net loss of $95,916 for the six months ended June 30, 2013, compared to a net loss of $71,786 for the same period in 2012.  This increase in net loss is due to our decrease in revenue generated in 2013.  Our basic net loss per share was ($0.00) for the six months ended June 30, 2013, and ($0.01) for the same period in 2012.

Expenses

Our total operating expenses decreased from $118,196 to $114,749 for the six months ended June 30, 2013 compared to the same period in 2012.  This decrease in expenses is due to reduced operating expenses from cost cutting efforts and reduced revenue.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $1,714 to $51,615 for the six months ended June 30, 2013 for the same period in 2012. This increase was due mostly to our filing requirements in 2013.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of June 27, 2013 there were no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

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

PRINCE MEXICO S.A., INC.
(REGISTRANT)

Date: September 16, 2013	Per: /s/ Duncan A. Forbes, Mol III
Duncan A. Forbes, Mol III